Form 10KSB40
period 2000-12-31
ENB BANKSHARES INC
filed 2001-03-29
CIK 1117421

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [ ]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended: December 31, 2000

                                       OR

 [X]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from December 4, 2000 to December 31, 2000

                              ENB BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                            Texas                                                       75-2885916
               (State or other jurisdiction of                                       (I.R.S. Employer
                incorporation or organization)                                      Identification No.)

                      5006 Verde Valley
                        Dallas, Texas                                                      75240
           (Address of principal executive offices)                                     (Zip Code)

                                 (972) 980-4443
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]   NO [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                         YES [X]   NO [ ]


                 Class: Common Stock, par value $5.00 per share
                Outstanding at December 31, 2000: 369,000 shares
          Gross Revenues for Period Ended December 31, 2000: $5,980,000

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         ENB Bankshares, Inc. (the "Holding Company") is a bank holding company that as of December 31, 2000, owned 100 percent of ENB Delaware Bankshares, Inc. (the "Delaware Company"), which in turn owned 100 percent of Eagle National Bank, Dallas, Texas (the "Bank").

         The Holding Company was incorporated as a Texas corporation on May 18, 2000 for the sole purpose of becoming a bank holding company to own the Bank. Effective December 4, 2000, the Holding Company acquired 574,750 shares (100 percent) of the Bank stock in a corporate reorganization. Pursuant to the reorganization, shareholders of the Bank had the right to elect to receive shares of Holding Company voting common stock or cash for their shares of Bank stock. As a result of the reorganization, the Holding Company issued an aggregate 369,000 shares of its common stock and paid an aggregate $3,086,250 in cash in exchange for the Bank stock.

         The primary function of the Holding Company is to hold the stock of the Delaware Company (and, indirectly, the Bank) and to supervise the management of the Bank. As such, the Holding Company's profitability is dependent upon the financial results of the Bank. The Holding Company has no separate employees. The officers and directors of the Holding Company are also officers and directors of the Bank.

         The Holding Company borrowed $1,650,000 from Wells Fargo Bank, Victoria, Texas and issued $1,350,000 of its 9.5 percent convertible subordinated debentures to fund the cash requirements of the transaction. The Holding Company anticipates that its only cash needs for the next six months and the foreseeable future will be for the servicing of the Holding Company's indebtedness. Management believes that the Bank's earnings and dividends therefrom will be adequate to service the Holding Company's debt. The Holding Company does not anticipate any immediate need for additional capital.

         At December 31, 2000, the Holding Company had, on a consolidated basis, total assets of $55,025,000 (including total loans, net of unearned discount $45,125,000), total liabilities of $51,659,000 (including total deposits of $48,016,000), and stockholders' equity of $3,366,000.

REGULATORY SUPERVISION

         The Bank Holding Company Act of 1956 -- Supervision by the Federal Reserve Board. The Holding Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and to supervision by the Federal Reserve Board. The following restrictions will apply:

- General Supervision by the Federal Reserve Board. As a bank holding company, our activities will be limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Board has adopted a risk-focused supervision program for small shell bank holding companies which is tied to the examination results of the subsidiary bank. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board may require that the Holding Company stand ready to provide adequate capital funds to the Bank during periods of financial stress or adversity.

- Restrictions on Acquiring Control of other Banks and Companies. A bank holding company may not

         - acquire direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or

         - merge or consolidate with another bank holding company without prior approval of the Federal Reserve Board.

In addition, a bank holding company may not

         -        engage in a nonbanking business, or

         - acquire ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless the business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident to banking. In making this determination, the Federal Reserve Board considers whether these activities offer benefits to the public that outweigh any possible adverse effects.

- Anti-Tie-In Provisions. A bank holding company and its subsidiaries may not engage in certain tie-in arrangements in connection with any extension of credit or provision of any property or services. The so-called "anti-tie-in" provisions state generally that a bank may not

         -        extend credit,

         -        lease or sell property, or

         - furnish any service to a customer on the condition that the customer provide additional credit or service to the bank or its affiliates, or on the condition that the customer not obtain other credit or service from a competitor of the bank.

- Restrictions on Extensions of Credit by Banks to their Holding Companies. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act on

         - any extensions of credit to the bank holding company or any of its subsidiaries,

         - investments in the stock or other securities of the bank holding company, and

         - taking these stock or securities as collateral for loans to any borrower.

- Risk-Based Capital Guidelines. Bank holding companies must comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, is 8%. At least half of the total capital is required to be "Tier I Capital," consisting principally of bank stockholders' equity, less certain intangible assets. The remainder, "Tier II Capital," may consist of:

         -        certain preferred stock,

         -        a limited amount of subordinated debt,

         -        certain hybrid capital instruments,

         -        other debt securities, and

         -        a limited amount of the general loan loss allowance.

The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

- Capital Leverage Ratio Requirements. The Federal Reserve Board requires a banking Holding Company to maintain a leverage ratio of a minimum level of Tier I capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies that have the highest regulatory examination rating and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. The Bank is subject to almost identical capital requirements adopted by the OCC.

- Restrictions on Control Changes. The Change in Bank Control Act of 1978 requires persons seeking control of a bank or bank holding company to obtain approval from the appropriate federal banking agency before completing the transaction. "Control" is generally presumed to be the power to vote 10% or more of a company's voting stock. The Federal Reserve Board is responsible for reviewing changes in control of bank holding companies. In doing so, the Federal Reserve Board reviews the financial position, experience and integrity of the acquiring person and the effect on the financial condition of the bank holding company, relevant markets and federal deposit insurance funds.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 -Interstate Banking. Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, also known as the Interstate Banking Act, the Bank Holding Company Act prohibited a bank holding company located in one state from acquiring a bank located in another state, unless the law of the state where the bank to be acquired was located specifically authorized the acquisition. Similarly, prior law generally prohibited interstate branching by a single bank. The Interstate Banking Act permits an adequately capitalized and adequately managed bank holding company to acquire a bank in another state whether or not the law of that other state permits the acquisition, subject to certain deposit concentration caps and approval by the Federal Reserve Board. The law permits states to require stricter concentration limitations or to require that the target be in existence for up to 5 years before an out-of-state bank or bank holding company may acquire it. In contrast to interstate acquisitions and mergers, the Interstate Banking Act permits acquisitions of less than all branches of a bank only if the state's laws permit it.

         A bank holding company or bank may not acquire a bank outside its home state primarily for the purpose of deposit production, and the transaction must not have a negative impact on the communities that the target bank serves.

PERMITTED ACTIVITIES

         The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be a proper incident of banking. In 1997, the Federal Reserve Board significantly expanded its list of permissible nonbanking activities to improve the competitiveness of bank holding companies. The following list includes activities that a Holding Company may presently conduct and is subject to change by the Federal Reserve Board:

- Making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others.

- Any activity used in connection with making, acquiring, brokering, or servicing loans or other extensions of credit, as determined by the Federal Reserve Board. The Board has determined that the following activities are permissible:

         -        Real estate and personal property appraising;

         -        Arranging commercial real estate equity financing;

         -        Check-guaranty services;

         -        Collection agency services;

         -        Credit bureau services;

         -        Asset management, servicing, and collection activities;

         - Acquiring debt in default, if the Holding Company divests shares or assets securing debt in default that are not permissible investments for bank holding companies within prescribed time periods, and meets certain other conditions; and

         -        Real estate settlement services.

- Leasing personal and real property or acting as agent, broker, or advisor in leasing property, provided that:

         -        The lease is a nonoperating lease;

         -        The initial term of the lease is at least 90 days;

         - If real property is being leased, the transaction will compensate the lessor for at least the lessor's full investment in the property and costs, with certain other conditions.

- Operating nonbank depository institutions, including an industrial bank or savings association.

- Performing functions or activities that may be performed by a trust company (including activities of a fiduciary, agency or custodial nature), in the manner authorized by federal or state law, so long as the holding company is not a bank.

-        Acting as investment or financial advisor to any person, including:

         - serving as investment advisor to an investment company registered under the Investment Company Act of 1940;

         - furnishing general economic information and advice, general economic statistical forecasting services, and industry studies;

         - providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, capital structuring, financing transactions, and conducting financial feasibility studies;

         - providing general information, statistical forecasting, and advice concerning any transaction in foreign exchange, swaps and similar transactions, commodities, and options, futures and similar instruments;

         - providing educational courses and instructional materials to consumers on individual financial management matters; and

         - providing tax planning and tax preparation services to any person.

-        Agency transactional services for customer investments, including:

         - Securities brokerage--Providing securities brokerage services, whether alone or in combination with investment advisory services, and incidental activities, including related securities credit activities compliant with Federal Reserve Board Regulation T and custodial services, if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing.

         - Riskless-principal transactions--Buying and selling all types of securities in the secondary market on the order of customers as a "riskless principal."

         - Private-placement services--Acting as agent for the private placement of securities in accordance with the requirements of the Securities Act and the rules of the Commission.

         - Futures commission merchant--Acting as a futures commission merchant for unaffiliated persons in the execution and clearance of any futures contract and option on a futures contract traded on an exchange in the United States or abroad ,if the activity is conducted through a separately incorporated subsidiary of the bank holding company and the company satisfies certain other conditions.

-        Investment transactions as principal:

         - Underwriting and dealing in government obligations and money market instruments, including bankers' acceptances and certificates of deposit, under the same limitations applicable if the activity were performed by the bank holding company's subsidiary member banks.

         -        Engaging as principal in:

                  -        foreign exchanges, and

                  - forward contracts, options, futures, options on futures, swaps, and similar contracts, with certain conditions.

                  -        Buying and selling bullion, and related activities.

-        Management consulting and counseling activities:

         - Subject to certain limitations, management consulting on any matter to unaffiliated depository institutions, or on any financial, economic, accounting, or audit matter to any other company.

         - Providing consulting services to employee benefit, compensation, and insurance plans, including designing plans, assisting in the implementation of plans, providing administrative services to plans, and developing employee communication programs for plans.

-        Providing career counseling services to:

         - a financial organization and individuals currently employed by, or

         -        recently displaced from, a financial organization;

         - individuals who are seeking employment at a financial organization; and

         - individuals who are currently employed in or who seek positions in the finance, accounting, and audit departments of any company.

-        Support services:

         -        Providing limited courier services; and

         - Printing and selling checks and related items requiring magnetic ink character recognition.

-        Insurance agency and underwriting:

         - Subject to certain limitations, acting as principal, agent, or broker for credit life, accident, health and unemployment insurance that is directly related to an extension of credit by the bank holding company or any of its subsidiaries.

         - Engaging in any insurance agency activity in a place where the bank holding company or a subsidiary of the bank holding company has a lending office and that has a population not exceeding 5,000 or has inadequate insurance agency facilities, as determined by the Federal Reserve Board.

         - Supervising, on behalf of insurance underwriters, the activities of retail insurance agents who sell fidelity insurance and property and casualty insurance on the real and personal property used in the bank holding company's operations or its subsidiaries, and group insurance that protects the employees of the bank holding company or its subsidiaries.

         - Engaging in any insurance agency activities if the bank holding company has total consolidated assets of $50 million or less, with the sale of life insurance and annuities being limited to sales in small towns or as credit insurance.

- Making equity and debt investments in corporations or projects designed primarily to promote community welfare, and providing advisory services to these programs.

- Subject to certain limitations, providing others financially oriented data processing or bookkeeping services.

- Issuing and selling money orders, travelers' checks and United States savings bonds.

- Providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments.

-        Providing tax planning and preparation advice.

                             DESCRIPTION OF THE BANK

GENERAL

         Eagle National Bank opened for business on February 28, 1997, as a national banking association. Deposits held by the Bank are insured by the FDIC to the maximum extent permitted by law. The Bank's principal office is located at 5006 Verde Valley, Dallas, Texas 75240.

         The Bank engages in a full service commercial and consumer banking business, including the following services:

-        accepting time and demand deposits;

-        providing personal and business checking accounts at competitive rates;
         and

-        making secured and unsecured commercial and consumer loans.

         The Bank is a locally managed community bank that seeks to provide personal attention and professional assistance to its customer base, which consists principally of individuals and small and medium-sized businesses. The Bank's philosophy includes offering direct access to its officers and personnel, providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently-applied credit policies.

         The Bank's primary service area is located in the Dallas metropolitan area. The Bank encounters competition in the scope and type of services it offers, interest rates it pays on time deposits, its ability to attract new deposits, and other aspects of its banking business.

         The Bank's acceptance of time demand and savings deposits includes NOW accounts, money market accounts, regular savings accounts, and certificates of deposit. The Bank also offers overdraft protection to its checking customers.

         The Bank makes secured and unsecured commercial, consumer, installment and construction loans. Residential mortgages and small business loans have always been at the core of the Bank's portfolio. Consumer loans include revolving credit lines and commercial lending.

         The Bank offers the following support services to make financial management more efficient and convenient for its customers:

-        on-line home and business banking;

-        telephone banking;

-        direct deposit, drive-in banking;

-        federal tax depository;

-        MasterCard/Visa credit card services;

-        night deposit services;

-        notary public services;

-        safe deposit boxes;

-        travelers checks;

-        U.S. savings bonds; and

-        individual retirement accounts.

At December 31, 2000, the Bank had

-        total assets of $55,224,000,

-        total shareholders' equity of $6,365,000, and

- total liabilities of $48,859,000, which includes $48,128,000 of deposits.

         On December 31, 2000, the Bank had approximately 19 full time employees and no part-time employees. Management considers relations with our employees to be good.

SUPERVISION AND REGULATION OF THE BANK

         As an FDIC-insured, national banking association located in Texas, the Bank is subject to supervision, regulation and examination by the OCC and the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including:

-        requirements to maintain reserves against loans and lease losses,

-        restrictions on the types and amounts of loans that may be granted and

-        the interest that may be charged on the loans,

- limitations on the types of investments the Bank may make and the types of services the Bank may offer, and

- restrictions on loans to insiders of the Bank or other insider transactions.

         Various consumer loans regulations also affect the operations of the Bank. In addition, the actions of the Federal Reserve Board, as it attempts to control the money supply and credit availability in order to influence the economy, impact commercial banks. The proposed reorganization will not significantly change the authority of these agencies over the Bank. The information below highlights various aspects of regulation of the Bank under federal and state laws.

FEDERAL BANKING LAW

         Federal banking laws applicable to the Bank include, among other things, provisions that:

-        limit the scope of the Bank's business;

- require the maintenance of certain reserves against loans and lease losses;

-        restrict investments and borrowings by the Bank;

-        limit the payment of  dividends; and

-        regulate branching activities and mergers and acquisitions.

         Generally, the Bank must obtain prior approval from the OCC for the acquisition of shares of stock. The Bank may purchase, sell and hold investments in the form of bonds, notes and debentures to the extent permitted by federal law.

         Federal banking law also requires that a bank obtain the approval of the OCC for any merger where the surviving bank would be a national bank. In reviewing the merger application, the OCC considers, among other things, whether the merger would be consistent with adequate and sound banking practices and is in the public interest, on the basis of several factors, including the potential effect of the merger on competition and the convenience and needs of the affected communities.

         Any person intending to acquire more than 10% of outstanding voting shares of stock in a national bank must obtain the prior approval of the OCC.

         In addition, the OCC conducts regular examinations of the Bank.

         The FDIC insures the Bank's deposits pursuant to the system of federal deposit insurance initially established by the Banking Act of 1933. The Bank must comply with the FDIC's risk- based capital guidelines. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the FDIC has regulations defining the levels at which an insured institution would be considered:

-        well capitalized;

-        adequately capitalized;

-        undercapitalized;

-        significantly undercapitalized;

-        critically undercapitalized.

         To be adequately capitalized, the required minimum ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, is 8%. To be well capitalized, this risk-based ratio must be at least 10%. At least half of the total capital is required to be "Tier I Capital," consisting principally of bank stockholders' equity, less certain intangible assets. The remainder, "Tier II Capital," may consist of

-        certain preferred stock;

-        a limited amount of subordinated debt;

-        certain hybrid capital instruments;

-        other debt securities; and

-        a limited amount of the general loan loss allowance.

         The risk-based capital guidelines must take into account interest rate risk, concentration of credit risk, and risks of nontraditional activities. As of December 31, 2000, the Bank satisfied the criteria to be classified as "well capitalized," and we do not expect the proposed reorganization to change the Bank's capitalization.

         The FDIC could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. A reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). In the event an institution's capital deteriorates to the undercapitalized category or below, the law prescribes an increasing amount of regulatory intervention.

         The Bank is also subject to rules requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses, and a minimum ratio of market value to book value for publicly held institutions.

         The Bank's deposits have the maximum insurance coverage provided by the FDIC, currently $100,000 per account. The Bank pays insurance premiums into the Bank Insurance Fund according to rates established by the FDIC. The FDIC has discretion to increase premiums in the future in response to changes in the economic climate of the banking industry. As a result, the future cost of deposit insurance for the Bank is, in large part, dependent upon the extent of future Bank failures and the amount of insurance coverage provided by the FDIC for each deposit account.

         The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups, as follows:

-        well-capitalized;

-        adequately capitalized; or

-        undercapitalized.

and further assigns such institutions to a subgroup within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier I capital to risk-based assets ratio of 6% or greater, and a Tier I leverage ratio of 5% or greater, are assigned to the well-capitalized group. At December 31, 2000, the Bank was well capitalized for purposes of calculating insurance assessments.

         The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, BIF assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

         While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on bonds issued by the Financing Corporation, which is known as FICO. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds.

         On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund and provided that commercial banks would be subject to 1/5 of the assessment to which savings and loan associations are subject for FICO bond payments through 1999. Beginning in 2000, commercial banks and savings and loan associations will be subject to the same assessment for FICO bonds.

         Under the Community Reinvestment Act of 1977, the OCC must determine whether the Bank is meeting the credit needs of the community, including low and moderate income neighborhoods, that it serves and must take this record into account in its evaluation of most regulatory applications the Bank files with the OCC. The OCC makes publicly available its evaluation of the Bank's record of meeting the credit needs of its entire community. This evaluation includes a descriptive rating of:

-        outstanding;

-        satisfactory;

-        needs to improve, or

-        substantial noncompliance.

         At December 31, 2000, the Bank had a satisfactory CRA rating.

         The Bank Enterprise Act of 1991 requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, the Bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. There are some operational costs of complying with this law.

         Suspicious Activities Reports. Under the Bank Secrecy Act, banks must report to the IRS currency transactions of more than $10,000 or multiple transactions in any one day that aggregate in excess of $10,000.

         Interstate Banking. The Bank may engage in interstate banking, subject to certain limitations. See "Description of the Holding Company -- Supervision and Regulation -- The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 -- Interstate Banking."

NEW LEGISLATION

         Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. At this time, we cannot predict whether or not Congress will enact legislation and what effect the legislation might have on the Bank. For example, we cannot predict the full impact of the Gramm-Leach-Bliley Financial Services Modernization Act, signed into law on November 12, 1999, which will allow bank holding company subsidiaries and national bank operating subsidiaries to offer a wide range of new financial services, including securities underwriting. The new law also permits bank holding company subsidiaries to engage in real estate development and insurance underwriting.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Holding Company has its principal office at the Bank's principal office, 5006 Verde Valley, Dallas, Texas.

         The Bank owns a 6,500 square foot commercial building at this location which serves as the Bank's main office. The Bank has no other facilities. The Bank owns a tract of land in Allen, Texas which it previously held for future expansion. The Bank is currently attempting to sell this property.

ITEM 3.  LEGAL PROCEEDINGS

         The nature of the Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. In the opinion of management of the Bank, however, no legal proceedings are pending, which, if determined adversely to the Bank, would materially affect the Bank's undivided profits or financial condition. There are no proceedings pending other than ordinary routine litigation incidental to the business of the Bank. In addition, to management's knowledge, no government authorities have initiated or contemplated any material legal actions against the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the period from December 4, 2000 to December 31, 2000, no matter was submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 2000, there were 369,000 shares of common stock issued and outstanding to 77 shareholders of record, and 4,500 shares subject to currently exercisable options. As of December 31, 2000, there were $1,350,000 in the Holding Company's 9.5% convertible subordinated debentures issued to 36 holders of record. The debentures are convertible into 90,000 shares of common stock.

         There is currently no established public trading market for the common stock or debentures and it is not expected that such a market will develop in the foreseeable future.

         The Holding Company has not paid dividends since its inception. The Holding Company does not expect to pay dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis presents the more significant factors affecting the Bank's financial condition at December 31, 2000 and 1999, and results of operations for the years ended December 31, 2000, 1999 and 1998. This discussion and analysis should be read in conjunction with the Bank's financial statements, notes thereto and other financial information appearing elsewhere in this document.

         The financial position and results of operations and cash flows as of and for the year ended December 31, 2000 include the accounts of the recently formed Holding Company, the Delaware Company and the Bank. For years prior to December 31, 2000, the financial position and results of operations and cash flows are representative of the Bank only.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

         Total assets increased $9,710,000, or 33.2%, from $45,315,000 at December 31, 1999, to $55,025,000 at December 31, 2000. The increase was primarily due to an increase in loans and federal funds sold funded by an overall increase in deposits.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash and due from banks and federal funds sold. Federal funds sold increased $1,625,000 from $1,800,000 at December 31, 1999 to $3,425,000 at December 31, 2000. The Bank experienced a significant increase in deposits during the first six months of 2000 as a result of special promotions for certificate of deposit accounts. The excess cash provided from these deposits was invested in federal funds sold to provide liquidity to fund loan growth as demand warrants.

SECURITIES

         Securities remained fairly stable totaling $868,000 at December 31, 2000 compared to $851,000 at December 31, 1999.

         The Bank's investments include obligations of U.S. government agencies and stock holdings in the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas. The Bank's equity securities are classified as available for sale while the obligations of U.S. government agencies are classified as held to maturity. The Bank held no derivative securities or structured notes during any period presented.

         The following tables summarize the amounts and the distribution of the Bank's securities held at the dates indicated:

                                                               December 31, 2000                      December 31, 1999
                                                               -----------------                      -----------------
                                                           Amount                 %               Amount                %
                                                           ------              -------            ------             -------
                                                                                (Dollars in Thousands)


    Carrying value:
    U.S. Government agency obligations
      held to maturity                                $          499              57.5%     $          498               58.5%
    Equity securities available for sale                         369              42.5%                353               41.5%
                                                      --------------             -----      --------------              -----

        Total securities                              $          868             100.0%     $          851              100.0%
                                                      ==============              -----     ==============              =====

        Total estimated fair value                    $          868                        $          849
                                                      ==============                        ==============



         The following tables provide the maturity distribution and weighted average interest rates of the Bank's debt securities at December 31, 2000 and 1999. The yield has been computed by relating the forward income stream on the securities, plus or minus the anticipated amortization of premiums or accretion of discount, to the amortized cost of the securities. The amortized cost of securities is their cost, adjusted for previous amortization or accretion.

                                                                                                Estimated           Weighted
                                                             Par             Carrying              Fair              Average
                                                           Amount              Value              Value               Yield
                                                           ------              -----              -----               -----
                                                                                 (Dollars in Thousands)
         December 31, 2000
           U.S. Government agency obligations
             held to maturity
               Due within one year                     $       -          $       -          $       -                   -
               Due after one but within five years               500                499                499                6.13%
                                                       -------------      -------------      -------------                ----

                 Total                                 $         500      $         499      $         499                6.13%
                                                       =============      =============      =============                ====

                                                                                                Estimated           Weighted
                                                             Par             Carrying              Fair              Average
                                                           Amount              Value              Value               Yield
                                                           ------              -----              -----               -----
                                                                                 (Dollars in Thousands)
         December 31, 1999
           U.S. Government agency obligations
             held to maturity
               Due within one year                     $       -          $       -          $       -                   -
               Due after one but within five years               500                498                496                6.13%
                                                       -------------      -------------      -------------                ----
                 Total                                 $         500      $         498      $         496                6.13%
                                                       =============      =============      =============                ====

LOAN PORTFOLIO

         Total net loans increased $7,865,000, or 21.1%, from $37,260,000 at December 31, 1999 to $45,125,000 at December 31, 2000. The largest increase was in interim construction loans which increased $8,971,000, or 56.4%, from $15,896,000 at December 31, 1999 to $24,867,000 at December 31, 2000. The
increase in interim construction loans was a result of management's effort to increase this type of lending due to the higher yields that can be achieved. Other less significant changes in the Bank's loan portfolio included a $1,593,000 increase in installment loans, a $2,576,000 decrease in commercial loans and a $127,000 decrease in real estate loans.

         The Bank provides general commercial lending services for corporate and other business clients as a part of the Bank's efforts to serve the local communities in which it operates. Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower's past and current credit history, the collateral being used to secure the transaction in case the customer does not repay the debt, the borrower's character and other factors. Once the decision has been made to extend credit, the Bank's independent loan review function, which is currently performed by an independent accounting and consulting firm, and responsible credit officer monitor these factors throughout the life of the loan. Any loan identified as a problem credit by management or during the loan review is assigned to the Bank's "watch loan list," and is subject to ongoing monitoring to ensure appropriate action is taken when deterioration has occurred.

         Commercial and industrial loans include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the business's cash flow. Business assets such as equipment and inventory typically secure these loans. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes loans secured by a single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the business's cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower's cash flows when deciding whether to grant the credit to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

         Commercial real estate loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan.

         Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion. The Bank's construction lending program is established in a manner to minimize risk of this type of lending by not making a significant amount of loans on speculative projects. The Bank does not generally make the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral.

         Although not a significant portion of the Bank's portfolio, on occasion, the Bank originates short-term residential real estate loans and home equity lines of credit which are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. Management assesses the borrower's ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.

         Consumer installment loans to individuals include loans secured by automobiles and other consumer assets. Consumer loans for the purchase of new automobiles generally do not exceed 80% of the sticker price of the car. Loans for used cars generally do not exceed average loan value as stipulated in a recent auto industry used car price guide. Overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral. Because these loans are generally repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower's ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

         The following tables present the Bank's loan balances at the dates indicated separated by loan type:

                                                                           December 31,        December 31,
                                                                               2000                1999
                                                                               ----                ----
                                                                                 (Dollars in Thousands)

         Commercial loans                                                 $       8,690      $      11,266
         Installment loans                                                        4,333              2,740
         Real estate loans                                                        8,108              7,981
         Interim construction loans                                              24,867             15,896
                                                                            -------------      -------------
               Gross loans                                                       45,998             37,883

         Less:
           Deferred loan fees                                              (        242  )     (       192  )
           Allowance for loan losses                                       (        631  )     (       431  )
                                                                            -------------      -------------
               Net loans                                                  $      45,125      $      37,260
                                                                            =============      =============

         Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Bank had no significant concentrations of loans at December 31, 2000, or December 31, 1999, except for those categories of loans detailed in the above tables. The Bank had no loans outstanding to foreign countries or borrowers headquartered in foreign countries at December 31, 2000 or December 31, 1999.

         Management of the Bank may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Bank's best interest. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

         The following tables present the distribution of the maturity of the Bank's loans and the interest rate sensitivity of those loans, excluding installment loans, at December 31, 2000 and 1999. The tables also present the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the interest rate environment as represented by the prime rate.

                                                                              One to               Over               Total
                                                          One Year             Five                Five             Carrying
                                                          and Less             Years              Years               Value
                                                          --------             -----              -----               -----
                                                                                 (Dollars in Thousands)

         December 31, 2000
           Commercial loans                            $       6,252      $       2,069      $         369       $       8,690
           Real estate loans                                   3,098              3,217              1,793               8,108
           Interim constructions loans                        24,867              -                  -                  24,867
                                                         -------------      -------------      -------------       -------------
                 Total loans                           $      34,217      $       5,286      $       2,162       $      41,665
                                                         =============      =============      =============       =============

           With fixed interest rates                   $      21,192      $       4,274      $       2,162       $      27,628
           With variable interest rates                       13,025              1,012              -                  14,037
                                                         -------------      -------------      -------------       -------------
                 Total loans                           $      34,217      $       5,286      $       2,162       $      41,665
                                                         =============      =============      =============       =============


         December 31, 1999
           Commercial loans                            $       8,652      $       2,614      $       -           $      11,266
           Real estate loans                                   1,141              4,147              2,693               7,981
           Interim constructions loans                        15,896              -                  -                  15,896
                                                         -------------      -------------      -------------       -------------
                 Total loans                           $      25,689      $       6,761      $       2,693       $      35,143
                                                         =============      =============      =============       =============

           With fixed interest rates                   $      15,661      $       5,819      $       2,693       $      24,173
           With variable interest rates                       10,028                942              -                  10,970
                                                         -------------      -------------      -------------       -------------

                 Total loans                           $      25,689      $       6,761      $       2,693       $      35,143
                                                         =============      =============      =============       =============

NONPERFORMING ASSETS

         Nonperforming loans consist of nonaccrual, past due and restructured loans. A past due loan is an accruing loan that is contractually past due 90 days or more as to principal or interest payments. Loans for which management does not expect to collect interest in the normal course of business are placed on nonaccrual or are restructured. When a loan is placed on nonaccrual, any interest previously accrued but not yet collected is reversed against current income unless, in the opinion of management, the outstanding interest remains collectible. Thereafter, interest is included in income only to the extent of cash received. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled.

         A "troubled debt restructuring" is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms.

         As of December 31, 2000, 1999 and 1998, the Bank had no nonaccrual or restructured loans. Additionally, at such dates, the Bank had no investments in repossessed real estate or other assets. No loans were contractually past due over 90 days and continued to accrue interest at December 31, 2000, 1999 or 1998.

         A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. At December 31, 1999, the Bank did not believe it had any potential problem loans. In July 2000, as a result of a review by the Bank's external loan review service provider, three commercial loans totaling $1,885,000 were subsequently identified as potential problem loans due to concerns about each of the borrower's financial stability. At December 31, 2000, such loans were included on management's loan classification list despite the fact that all of the loans were current.

         The Bank maintains an internally classified loan list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance. Loans classified as "special mention" are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off. There were no loans classified in these categories at December 31, 2000, 1999 or 1998.

ALLOWANCE FOR LOAN LOSSES

         Implicit in the Bank's lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the Bank's loan portfolio, additions are made to the Bank's allowance for loan losses (the "allowance"). The allowance is created by direct charges against income (the "provision" for loan losses), and the allowance is available to absorb possible loan losses. See "Results of Operations - Provision for Loan Losses" below.

         The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged off. The Bank's allowance was $631,000, or 1.37%, of gross loans at December 31, 2000, compared to $431,000, or 1.14% of gross loans at December 31, 1999 and $405,000, or 1.18% of gross loans, at December 31, 1998.

         Credit and loan decisions are made by management and the board of directors of the Bank in conformity with loan policies established by the board of directors of the Bank. The Bank's practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners or for other reasons. The Bank charged off $2,000 and $17,000 in installment loans and commercial loans, respectively, during 2000. During 1999, the Bank charged-off $72,000 in commercial loans.

         The following tables present the provisions for loan losses, loans charged off and recoveries on loans previously charged off, the amount of the allowance, the average loans outstanding and certain pertinent ratios for the years ended December 31, 2000, 1999 and 1998.


                                                                                          December 31
                                                                                -------------------------------------------
                                                                               2000                1999               1998
                                                                               ----                ----               ----
                                                                                           (Dollars in Thousands)

         Analysis of allowance for loan losses:
           Beginning balance, January 1                                   $         431      $      405       $         225
           Provision for loan losses                                                213              98                 180
         Loans charged-off:
           Commercial loans                                                         (17)            (72)
                                                                                                                          -
           Installment loans
                                                                                      -               -                   -
           Real estate loans                                                         (2)
                                                                                                      -                   -
           Interim construction loans
                                                                                      -               -                   -
                                                                              -------------      -------------       -------------
                Total charge-offs                                                    (19)            (72)                 -
                                                                              -------------      -------------       -------------
         Recoveries of loans previously
           charged-off
           Commercial loans                                                          6                -                   -
           Installment loans
                                                                                     -                -                   -
           Real estate loans
                                                                                     -                -                   -
           Interim construction loans
                                                                                     -                -                   -
                                                                              -------------      -------------       -------------
               Total recoveries                                                      6                -                   -
                                                                              -------------      -------------       -------------

                 Net loans charge-offs                                             (13)              (72)                 -
                                                                              -------------      -------------       -------------
         Ending balance, December 31                                      $         631      $         431       $         225
                                                                             =============      =============       =============
         Average loans outstanding, net of
           deferred fees                                                  $      41,410      $      34,971       $       7,298
                                                                             =============      =============       =============
         Ratio of net loan charge-offs to average
           loans, net of deferred fees                                            0.05%              0.21%                 N/A
                                                                             =============      =============       =============
         Ratio of allowance for loan losses to
           gross loans at December 31                                             1.37%              1.14%               1.18%
                                                                             =============      =============       =============

         Management estimates the allowance balance required, in part, by review of the loan portfolio to evaluate potential problem loans. As discussed above under the heading "Nonperforming Assets," potential problem loans are classified as special mention, substandard, doubtful and loss and are separately monitored by management. Loan impairment is reported when full payment under the loan terms is not expected. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when analysis of a borrower's operating results and financial condition indicates the borrower's underlying cash flows are not adequate to meet debt service requirements and it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

         In addition to allocations made for specific classified loans, general reserve allocations are made after consideration of such factors as past loan loss experience, general prevailing economic conditions, the nature, composition and volume of the loan portfolio, and other qualitative factors based on management's judgment. General reserves were allocated to the various categories of loans based on estimated percentage loss factors developed by management after analysis of the above factors. For each of the reported periods, the percentage loss factors were approximately 2.00% for commercial loans, 1.50% for installment loans, 1.00% for real estate loans and 0.50% for interim construction loans.

         The following tables show the allocations in the allowance and the respective percentages of each loan category to total loans at December 31, 2000, 1999 and 1998.

                                                                              December 31
                                     ----------------------------------------------------------------------------------------------
                                                   2000                             1999                             1998
                                     ----------------------------------------------------------------------------------------------
                                     Amount of          Percent of       Amount of       Percent of        Amount of     Percent of
                                     Allowance           Loans By        Allowance        Loans By         Allowance     Loans By
                                      Allocated         Category to      Allocated       Category to       Allocated     Category to
                                     to Category        Gross Loans     to Category      Gross Loans      to Category    Gross Loans
                                     -----------        -----------     -----------      -----------      -----------    -----------
                                                                            (Dollars in Thousands)

Commercial loans                            $ 174            18.9%           $ 225            29.7%           $ 186          27.1%
Installment loans                              65             9.4%              41             7.2%              29           5.6%
Real estate loans                              81            17.6%              80            21.1%              85          24.9%
Interim construction loans                    124            54.1%              79            42.0%              72          42.4%
                                             ----           -----             ----           -----             ----         -----
      Total allocated                         444           100.0%             425           100.0%             372         100.0%
                                                            ======                           =====                          =====
Unallocated                                   187                                6                               33
                                             ----                              ----                             ----
      Total allowance for
        possible loan losses                $ 631                            $ 431                            $ 405
                                            =====                            =====                            =====

PREMISES AND EQUIPMENT

         Premises and equipment remained relatively unchanged at December 31, 2000 compared to 1999. At December 31, 1999, the Bank's investment in premises and fixed assets was $2,479,000 as compared to $2,396,000 at December 31, 2000.

DEPOSITS

         Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts and individual retirement accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management based on the Bank's liquidity requirements, growth goals and interest rates paid by competitors. The Bank does not use brokers to attract deposits.

         Total deposits increased $8,513,000, or 21.6%, from $39,503,000 at December 31, 1999, to $48,016,000 at December 31, 2000. The increase in deposits was primarily in certificates of deposit, which increased $10,002,000, or 48.2%, from $20,748,000 at December 31, 1999 to $30,750,000 at December 31, 2000. The
increase in certificates of deposit was the result of special interest rate promotions offered by the Bank to attract such deposits. The Bank also experienced less significant decreases in other deposit types.

         The following tables present the average amounts of, and the average rates paid on, deposits of the Bank for the years ended December 31, 2000, 1999 and 1998:

                                                                                 December 31
                                        ------------------------------------------------------------------------------------------
                                                  2000                             1999                             1998
                                        ------------------------------------------------------------------------------------------

                                        Average          Average         Average          Average          Average         Average
                                        Amount            Rate            Amount           Rate            Amount            Rate
                                        ------            ----            ------           ----            ------            ----
                                                                          (Dollars in Thousands)

         Noninterest-bearing
          demand deposits                $ 9,538            N/A%          $ 8,007             N/A%         $ 5,073             N/A%
         Interest-bearing demand,
          savings and money
         market deposits                   9,112           3.47%            9,623            3.84%           6,786            4.11%
         Time deposits of less
          than $100,000                   16,857           5.91%           13,938            5.26%          11,774            5.71%
         Time deposits of $100,000
           or more                        12,254           5.97%            8,195            5.13%           5,835            5.64%
                                          ------           ----             -----            ----            -----            ----

               Total deposits            $47,761           4.39%          $39,763            3.83%         $29,468            4.34%
                                         =======           ====           =======            ====          =======            ====

The maturity distribution of time deposits of $100,000 or more at December 31, 2000 and 1999, is presented below.

                                                                                     December 31,
                                                                                     ------------
                                                                               2000                1999
                                                                               ----                ----
                                                                                 (Dollars in Thousands)

         3 months or less                                                 $       4,465      $       1,448
         Over 3 through 12 months                                                 6,853              6,266
         Over 12 months                                                           2,391                634
                                                                          -------------      -------------
               Total time deposits of $100,000
                 or more                                                  $      13,709      $       8,348
                                                                          =============      =============

         Time deposits of $100,000 or more are a more volatile and costly source of funds than other deposits and are most likely to affect the Bank's future earnings because of interest rate sensitivity. At December 31, 2000, 1999 and 1998, deposits of $100,000 or more totaled 28.6%, 21.1% and 21.1%, of the Bank's total deposits.

RESULTS OF OPERATIONS

NET INCOME

         General economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of the Bank. Interest rates on competing investments and general market rates of interest influence the Bank's cost of funds. Lending activities are influenced by the demand for various types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

         The Bank's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Provisions for loan losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes also affect net income.

         Net income for the year ended December 31, 2000 amounted to $737,000 ($1.41 and $1.39 basic and diluted earnings per share). Increases in net interest income during the year ended December 31, 2000 outweighed increases in noninterest expense. For purposes of computing earnings per share, the Bank had 574,750 shares outstanding as of December 31, 1999. As discussed throughout this document, the Bank was reorganized as a subsidiary of the Holding Company effective as of December 4, 2000. Pursuant to this reorganization, the Holding Company issued 369,000 shares of its common stock and acquired 205,750 shares of Bank stock for cash. Accordingly, earnings per share for the Holding Company on a consolidated basis as of December 31, 2000 was computed using 369,000 shares of Holding Company stock outstanding.

         Net income for the year ended December 31, 1999, amounted to $529,000 ($0.92 basic and diluted earnings per share) compared to net income of $477,000 ($0.83 basic and diluted earnings per common share) for the year ended December 31, 1998. Net income in 2000 increased over 1999 due to an increase in income resulting from an increased volume of loans. Net income in 1999 increased over 1998 due to similar reasons.

         Two key measures of performance within the Banking industry are return on average assets and return on average stockholders' equity. Return on average assets ("ROA") measures net income in relation to average total assets and indicates a company's ability to employ its resources profitably. The Bank's ROA was 1.31% for 2000 compared to 1.16% and 1.38% for 1999 and 1998, respectively.

         Return on average stockholders' equity ("ROE") is determined by dividing net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. The Bank's ROE was 12.0% for 2000 compared to 9.74% and 9.82% for 1999 and 1998, respectively.

NET INTEREST INCOME

         Net interest income is the largest component of the Bank's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

         The general market rates of interest, including the deposit and loan rates offered by many financial institutions, are influenced by the Federal Reserve through adjustments to the discount rate. The discount rate is the interest rate at which member institutions can borrow funds from the Federal Reserve if necessary. The discount rate began 1997 at 5.00% and remained stable until the fourth quarter of 1998 when the rate was decreased in two separate adjustments of 25 basis points each. In 1999, the discount rate was increased by 25 basis points in the third quarter and again in the fourth quarter to end the year at 5.00%. During 2000, the discount rate was increased 50 basis points in both first and second quarters to end the year at 6.00%. Over the same period, the Bank's prime interest rate, the rate offered on loans to borrowers with strong credit, adjusted in a similar pattern. The prime rate began 1997 at 8.50% and remained stable until the end of the third quarter of 1998 when the rate was decreased 25 basis points. The rate later decreased an additional 50 basis points during the fourth quarter of 1998 and remained stable until the third quarter of 1999. In 1999, the prime rate increased 50 basis points in the third quarter and 25 basis points in the fourth quarter to end the year at 8.50%. During 2000, the prime rate increased 50 basis points in both the first and second quarters to end the year of 2000 at 9.50%.

         The "gap" is the difference between the repricing of interest-earning assets and interest-bearing liabilities within certain time periods. The following tables present the maturity and rate sensitivity gap of interest-earning assets and interest-bearing liabilities at December 31, 2000 and 1999.

                                                                  Maturity or Next Rate Adjustment Date
                                       ------------------------------------------------------------------------------------------
                                                      More than 3       More than        More than
                                       3 Months        Months to        1 Year to       3 Years to         Over 5
                                        or Less          1 Year          3 Years          5 Years           Years           Total
                                        -------          ------          -------          -------           -----           -----
                                                                          (Dollars in Thousands)

         December 31, 2000
           Rate Sensitive Assets:
             Loans                  $     20,751     $    19,378      $     3,731      $     2,116     $        22      $    45,998
             Securities                      369           -                  499             -              -                  868
             Federal funds sold            3,425           -                 -                -              -                3,425
                                    ------------     -----------      -----------      -----------     -----------      -----------

                                    $     24,545     $    19,378      $     4,230      $     2,116     $        22      $    50,291
                                    ============     ===========      ===========      ===========     ===========      ===========

           Rate Sensitive
             Liabilities:
             Interest-bearing
               deposits             $     19,442     $    11,941      $     3,709      $     4,364     $     -          $    39,456
                                    ============     ===========      ===========      ===========     ===========      ===========

         deposits

           Gap                      $      5,103     $     7,437      $       521      $(    2,248  )  $        22      $    10,835

           Cumulative gap           $      5,103     $    12,540      $    13,061      $    10,813     $    10,835

           Cumulative gap as a
             percent of total rate
             sensitive assets             10.15%          24.93%           25.97%           21.50%          21.55%

           Cumulative gap as a
             percent of total rate
             sensitive liabilities       126.25%        139.96%           137.22%         127.41%          127.46%



                                                                  Maturity or Next Rate Adjustment Date
                                       ------------------------------------------------------------------------------------------
                                                       More than 3      More than        More than
                                       3 Months         Months to       1 Year to       3 Years to         Over 5
                                        or Less          1 Year          3 Years          5 Years           Years           Total
                                        -------          ------          -------          -------           -----           -----
                                                                          (Dollars in Thousands)

         December 31, 1999
           Rate Sensitive Assets:
             Loans                  $    22,259       $    13,038      $    2,030     $        556     $      -         $    37,883
             Securities                     353             -                 498            -                -                 851
             Federal funds sold           1,800             -                -               -                -               1,800
                                    -----------       -----------      ----------     ------------     ------------     -----------
                                    $    24,412       $    13,038      $    2,528     $        556     $      -         $    40,534
                                    ===========       ===========       ==========     ============     ============     ===========

           Rate Sensitive
             Liabilities:
             Interest-bearing
               deposits             $    12,139       $    15,500      $    1,991     $          2     $      -         $    29,632
                                    ===========       ===========      ==========     ============     ============     ===========
         deposits

           Gap                      $    12,273       $    (2,462)     $      537     $        554     $      -         $    10,902

           Cumulative gap           $    12,273       $     9,811      $   10,348     $     10,902     $     10,902

           Cumulative gap as a
             percent of total rate
             sensitive assets            30.28%            24.20%          25.53%           26.90%           26.90%

           Cumulative gap as a
             percent of total rate
             sensitive liabilities      198.91%          135.50%         134.92%          136.79%          136.79%

            As of December 31, 2000 and 1999, the Bank was in a cumulative positive gap position, or asset sensitive, on a one-year time horizon. Accordingly, the Bank's interest-earning assets will generally reprice more quickly than its interest-bearing liabilities. Therefore, the Bank's net interest margin is likely to increase in periods of rising interest rates in the market and decrease in periods of falling interest rates. Further analysis of the Bank's net interest margin is provided below. Also see discussion under the heading "Asset and Liability Management and Quantitative and Qualitative Disclosures About Market Risk" below.

            Net interest income totaled $3,010,000 and $2,372,000 for the years ended December 31, 2000 and 1999, respectively, an increase of $638,000 or 26.9%. The increase in 2000 was primarily due to an increase in the average volume of loans combined with an increase in the average yield earned on such investments compared to the prior year. The average yield earned on loans increased from 10.23% for the year ended December 31, 1999 to 11.19% for the year ended December 31, 2000. Similarly, the net interest margin, which is calculated by dividing net interest income by average interest-earning assets, increased from 5.81% to 5.87% over the comparable year ends.

            Net interest income totaled $2,372,000 for 1999, increasing $488,000, or 25.9%, from 1998. The increases over the comparable period was primarily due to an increase in the average volume of loans partly offset by a decrease in the average yield earned on such investments. The average yield earned on loans decreased from 10.73% in 1998 to 10.23% in 1999. Despite the 50 basis point decrease in the yield on loans in 1999, the net interest margin decreased only 19 basis points from 5.94% in 1998 to 5.81% in 1999. The impact on net interest income resulting from the decrease in the average yield earned on loans was partly offset by a 45 basis point decrease in the average rate paid on deposits. The average rate paid on deposits totaled 4.80% in 1999 and 5.25% in 1998.

            The following tables set forth information relating to the Bank's average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, for the periods presented. Average balances are derived from daily balances, which include nonaccruing loans in the loan portfolio.

                                                            Year Ended December 31,
                               -----------------------------------------------------------------------------------
                                          2000                         1999                       1998
                               -----------------------------------------------------------------------------------
                                        Interest                     Interest                    Interest
                               Average  Income/    Yield/  Average    Income/   Yield/  Average   Income/   Yield/
                               Balance  Expense     Rate   Balance   Expense     Rate   Balance  Expense     Rate
                               -------  --------  -------  -------   --------  -------  -------  --------  -------
ASSETS

Interest-earning assets:
  Loans, net (1)               $41,996   $4,699   11.19%   $34,971   $3,576    10.23%   $27,936  $2,936     10.73%
  Securities (2)                   918       58    6.32        456       28     6.14        343      19      5.54
  Federal funds sold             8,399      408    4.86      5,837      291     4.99      3,989     209      5.24
                               -------   ------            -------   ------             -------  ------
      Total
        interest-earning
        assets                  51,313    5,165   10.07     41,264    3,895     9.44     31,694   3,164      9.98
                               -------   ------            -------   ------             -------  ------

Noninterest-earnings
  assets:
    Cash and due from
      banks                      2,352                                         1,822      1,026
  Premises and equip-
    ment, net                    2,398                                         2,183      1,748
  Other assets                     592                                           579        332
  Allowance for loan
    losses                        (515)                                         (425)      (314)
                               -------                                       -------    -------
      Total noninterest-
        earning assets           4,827                                         4,159      2,792
                               -------                                       -------    -------
      Total assets             $56,140                                       $45,423    $34,486
                               =======                                       =======    =======

LIABILITIES AND
STOCKHOLDERS'
EQUITY

Interest-bearing
  liabilities:
    Demand, savings and
      money market
      deposits                 $ 9,112   $  370    4.06%
    Time deposits               29,111    1,727    5.93
                               -------   ------
      Total
        interest-bearing
        deposits                38,223    2,097    5.49
                               -------   ------  ------
                                                          $  9,623   $  370     3.84%   $ 6,786  $  279      4.11%
Noninterest-bearing                                         22,133    1,153     5.21     17,609   1,001      5.68
  liabilities:                                            --------   ------             -------  ------

    Demand deposits              9,538                      31,756    1,153     4.80     24,395   1,280      5.25
                                                          --------   ------  -------    -------  ------    ------
    Other liabilities            2,235
                               -------
      Total noninterest-
        bearing liabilities     11,773
      Total liabilities         49,996                       8,007                        5,073
Stockholders' equity             6,144                         231                          163
                               -------                    --------                      -------
                                                             8,238                        5,236
      Total liabilities and                               --------                      -------
        stockholders' equity   $56,140                      39,994                       29,631
                               =======

                                                             5,429                        4,855
Average cost of all                                       --------                      -------
  deposits                                         4.39%
                                                =======
                                                           $45,423                      $34,486
                                                           =======                      =======
Net interest income            $ 3,068
                               =======

Interest rate spread (3)                           4.58%                        3.83%                        4.34%
                                                =======                      =======                       ======
Net interest margin (4)                            5.98%             $2,372                      $1,884
                                                =======              ======                      ======
                                                                                                             4.73%
                                                =======                      =======                       ======
                                                                                                             5.94%
                                                =======                      =======                       ======

------------------------------
(1)      Calculated net of deferred loan fees.

(2) Average balance includes unrealized gains and losses on available for sale securities while yield is based on amortized cost.

(3) The interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) The net interest margin is equal to net interest income divided by average interest-earning assets.

            The following tables present the changes for the years ended December 31, 2000, 1999 and 1998 in the components of net interest income and identifies the part of each change due to differences in the average volume of interest-earning assets and interest-bearing liabilities and the part of each change due to the average rate on those assets and liabilities. The changes in interest due to both volume and rate in the tables have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

                                                 2000 vs. 1999
                                      -------------------------------------
                                      Increase(Decrease) Due to Changes In:
                                      -------------------------------------
                                          Volume     Rate       Total
                                          ------     -----      ------
                                             (Dollars in Thousands)
Interest-earnings assets:
  Loans, net                              $ 788      $ 335      $1,123
  Securities                                 29          1          30
  Federal funds sold                        125         (8)        117
                                          -----      -----      ------
      Total interest income                 942        328       1,270
                                          -----      -----      ------
Interest-bearing liabilities:
  Deposits:
    NOW, savings and money market
      deposits                              (21)        21          --
    Time deposits                           414        160         574
                                          -----      -----      ------
      Total interest expense                393        181         574
                                          -----      -----      ------
Net interest income                       $ 549      $ 147      $  696
                                          =====      =====      ======

                                              1999 vs. 1998                                   1998 vs. 1997
                                  --------------------------------------        -----------------------------------------
                                  Increase (Decrease) Due to Changes In:         Increase (Decrease) Due to Changes In:
                                  --------------------------------------        -----------------------------------------
                                  Volume           Rate           Total          Volume           Rate            Total
                                  -------        -------         -------        --------         -------         --------
                                                                 (Dollars in Thousands)
Interest-earnings assets:
  Loans, net of unearned
    income                        $   777        $  (137)        $   640        $  2,185         $   (47)        $  2,138
  Securities                            7              2               9             (32)             (2)             (34)
  Federal funds sold                   91             (9)             82             (14)            (12)             (26)
                                  -------        -------         -------        --------         -------         --------
      Total interest income           875           (144)            731           2,139             (61)           2,078
                                  -------        -------         -------        --------         -------         --------

Interest-bearing liabilities:
  Deposits:
    NOW, savings and money
      market deposits                 110            (19)             91             145              (4)             141
    Time deposits                     241            (89)            152             722              --              722
                                  -------        -------         -------        --------         -------         --------
      Total interest expense          351           (108)            243             867              (4)             863
                                  -------        -------         -------        --------         -------         --------

Net interest income               $   524        $   (36)        $   488        $  1,272         $   (57)        $  1,215
                                  =======        =======         =======        ========         =======         ========

PROVISION FOR LOAN LOSSES

            The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

            The provision for loan losses for the year ended December 31, 2000 was $213,000 compared to $98,000 in 1999 and $180,000 in 1998. The Bank experienced charge-offs of $19,000, which were related primarily to commercial loans, during 2000 and $72,000, which were all related to commercial loans, during 1999, while there were no charge-offs experienced in 1998. The amount of the provision for loan losses over the comparable periods has increased to compensate for the additional risk in the Bank's loan portfolio resulting from the growth in interim construction loans. The amount of the provision for loan losses over the comparable annual periods has declined based on the low levels of charge-offs experienced. At December 31, 2000, 1999 and 1998, the allowance for loan losses totaled $631,000, $431,000 and $405,000. These reserve balances represent management's best estimate of probable losses that have been incurred at such dates.

NONINTEREST INCOME

            Total noninterest income increased $587,000, or 257.5%, and $107,000, or 88.4%, from 1999 to 2000 and 1998 to 1999, respectively. During
2000, the Bank recognized a gain on the sale of its Park Cities branch of $534,000 or 90.9% of the 1999 to 2000 increase. Other increases were primarily the result of increases in services charges on deposit accounts due to the overall growth in total deposits over the comparable periods.

NONINTEREST EXPENSE

            Total noninterest expense increased $653,000, or 36.1%, and $297,000, or 19.6% from 1999 to 2000 and 1998 to 1999, respectively. Significant changes in the various components of noninterest expense are discussed below.

            Salaries and employee benefits totaled $1,310,000, $988,000 and $815,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in salaries and employee benefits over the comparable periods is the result of the addition of staff due to growth in the Bank and normal, annual merit increases.

            Occupancy expense totaled $235,000, $213,000 and $195,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase from 1999 to 2000 resulted from the opening of a new branch office in the first quarter of 2000. The increase in 1999 compared to 1998 resulted from increases in normal costs associated with operating the Bank's main facility.

            Legal and professional services increased from $47,000 to $48,000 to $244,000 for the years ended December 1998, 1999 and 2000, respectively. The significant increase from 1999 to 2000 of $196,000 or 408.3% is attributable to an increase in legal fees pursuant to sale of Park Cities branch facilities, formation of bank holding company, and related stock sale agreement.

            Other noninterest expense totaled $673,000, $561,000 and $455,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Other noninterest expense includes supplies, telephone, data processing, collection and advertising expenses, as well as directors fees and franchise taxes, among other things. Increases in these types of expenses over the comparable periods is consistent with the overall growth in the Bank. No single category of other noninterest expense makes up a significant portion of the increases over the comparable periods.

FEDERAL INCOME TAXES

            The change in income tax expense/(benefit) is primarily attributable to the change in income/(loss) before income taxes. The provision for income taxes totaled $413,000, $164,000 and $164,000, for effective rates of 35.9%, 23.7% and (52.4%), for the years ended December 31, 2000, 1999 and 1998, respectively.

            The lower effective rate during the year ended December 31, 1999 is attributable to the Bank's utilization of net operating loss carryforwards to reduce the tax liability. The benefit realized during 1998 is attributable to reversal of certain valuation allowances for potentially recordable deductible temporary differences existing at December 31, 1997.

ASSET AND LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Bank's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the risk that the Bank's financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Bank places great importance on monitoring and controlling interest rate risk.

            There are several methods employed by the Bank to monitor and control interest rate risk. One such method is using a gap analysis. As presented and discussed above in management's analysis of net interest income, the gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive assets, generally referred to as a positive gap, tends to benefit net interest income during periods of rising interest rates as the average rate earned on interest-earning assets rises faster than the average rate paid on interest-bearing liabilities. The opposite holds true during periods of falling interest rates. The Bank attempts to minimize the interest rate risk through management of the gap in order to achieve consistent return. At December 31, 2000 and 1999, the Bank's ratio of rate sensitive assets to rate sensitive liabilities was 139.96% and 135.50% on a one-year time horizon. One strategy used by the Bank in gap management is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. Additionally, all of the Bank's fixed-rate interim construction loans are originated with original maturities of twelve months or less. The Bank also invests excess funds in liquid federal funds that mature and reprice on a daily basis.

            In addition to the gap analysis, management measures the Bank's interest rate risk by computing estimated changes in net interest income and the "net portfolio value" ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The Bank's senior management and the Board of Directors review the exposure to interest rates at least quarterly. Exposure to interest rate risk is measured with the use of an interest rate sensitivity analysis to determine the change in NPV in the event of hypothetical changes in interest rates, while the gap analysis is used to determine the repricing characteristics of assets and liabilities.

            NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The application of the methodology attempts to quantify interest rate risk as the change in the NPV that would result from theoretical 100, 200 and 300 basis point (1 basis point equals 0.01%) changes in market interest rates. Both increases and decreases in market interest rates are considered.

            The following tables present, as of December 31, 2000, 1999 and 1998, an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100, 200 and 300 basis points in market interest rates.

                              December 31, 2000         December 31, 1999        December 31, 1998
                              -----------------         -----------------        -----------------
                            $ Amount      % Change    $ Amount     % Change    $ Amount     % Change
Change in Interest Rate      of NPV        in NPV      of NPV       in NPV      of NPV       in NPV
-----------------------     --------      --------    --------     --------    --------     --------
                                                     (Dollars in Thousands)
+ 300 bp                     $7,562        14.1%       $5,958       4.25%       $5,247        1.18%
+ 200 bp                      7,251         9.4%        5,875       2.80%        5,227        0.79%
+ 100 bp                      6,941         4.7%        5,795       1.40%        5,207        0.40%

Base                          6,627           -         5,715          -         5,186           -

- 100 bp                      6,306       ( 4.8%)       5,628      (1.52%)       5,166       (0.39%)
- 200 bp                      5,986       ( 9.7%)       5,532      (3.20%)       5,146       (0.77%)
- 300 bp                      5,673       (14.4%)       5,435      (4.90%)       5,125       (1.18%)

            As illustrated in the above tables, the Bank's NPV improves in periods rising rates due to the Bank's positive gap position. This is principally because, as interest rates rise, the Bank is able to reinvest a larger proportion of its interest-earning assets at higher rates more quickly than it would be forced to increase its rates paid on deposits, particularly longer-term fixed-rate certificates of deposit. Thus, in a rising interest rate environment, the amount of interest the Bank would receive on its loans would increase relatively quickly as variable-rate loans adjust upward and short-term fixed-rate loans mature and new loans at higher rates are made.

            Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

            As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making risk calculations.

                            Selected Financial Ratios

            The following table presents selected financial ratios for each of the three years ended December 31, 2000, 1999 and 1998:

                                                  Year Ended December 31,
                                             ---------------------------------
                                              2000         1999         2000
                                             -------      -------      -------
Net income to:
  Average assets                                1.31%        1.16%        1.38%
  Average interest-earning assets               1.44         1.28         1.52
  Average stockholders' equity                 12.00         9.74         9.82
Dividend payout to:
  Net income                                      --           --           --
  Average stockholders' equity                    --           --           --
Average stockholders' equity to:
  Average total assets                         10.93        11.95        14.08
  Average loans (1)                            14.63        15.52        17.74
  Average total deposits                       12.86        13.65        16.48
Average interest-earning assets to:
  Average total assets                         91.40        90.84        91.90
  Average total deposits                      107.44       103.77       107.55
  Average total liabilities                   102.63       103.18       106.96
Ratio to total average deposits of:
  Average loans (1)                            87.93        87.95        92.85
  Average noninterest-bearing deposits         22.71        20.14        17.22
  Average interest-bearing deposits            80.03        79.86        82.78
Total interest expense to total interest
  income                                       41.72        39.10        40.46
Efficiency ratio (2)                           71.88        69.58        75.41

-------------------------
(1)      Before allowance for loan losses.

(2) Calculated as noninterest expense divided by the sum of net interest income before provision for loan losses and total noninterest income, excluding securities gains and losses.

LIQUIDITY

            Liquidity is the ability of the Bank to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered by the Bank to its customers. The Bank's principal sources of funds are deposits, loan and securities repayments, and other funds provided by operations. The Bank also has the ability to borrow from the Federal Home Loan bank (FHLB). While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. The Bank maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

            Cash and cash equivalents totaled $5,932,000, or 10.8% of total assets, at December 31, 2000 compared to $4,017,000, or 8.86% of total assets, at December 31, 1999 and $8,094,000, or 18.1% of total assets, at December 31, 1998. The Bank has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Bank need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Bank's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

            As summarized in the Statements of Cash Flows, the most significant transactions which affected the Bank's level of cash and cash equivalents, cash flows and liquidity during the year ended December 31, 2000 were the net increase in loans of $8,078,000 and the net increase in deposits of $8,513,000. The most significant transactions which affected the Bank's level of cash and cash equivalents, cash flows and liquidity during the year ended December 31, 1999 were the net increase in loans of $3,640,000, securities purchases of $595,000 and capital expenditures of $787,000.

CAPITAL RESOURCES

            Capital Resources of the Bank. At December 31, 2000, stockholders' equity totaled $6,365,000, or 11.5% of total assets, compared to $5,715,000, or 12.6% of total assets, at December 31, 1999 and $5,186,000, or 11.6% of total assets, at December 31, 1998. The net increase from 1999 to 2000 is comprised of net income of $800,000 which was offset by the payment of dividends by the Bank to the Holding Company of $150,000. The increase in stockholders' equity from 1998 to 1999 is the result of earnings retained.

            Capital Resources of the Holding Company. As more fully discussed herein, the Bank was reorganized as a subsidiary of the Holding Company during 2000. As part of this process, the Holding Company acquired 205,750 shares of Bank stock for $3,086,000 in cash. As a result of this transaction, the Holding Company's stockholders' equity was $3,366,000 as of December 2000, or 6.1% of total consolidated assets.

            The Bank is subject to regulatory capital requirements administered by federal banking agencies. The Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk based capital ratios that measure the amount of an institutions capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier 1 and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier 1 capital is shareholders' equity excluding the unrealized gain or loss securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Bank's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier 1 leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier 1 capital divided by adjusted average assets for the most recent quarter.

            The tables below set forth the Bank's actual capital levels in addition to the capital requirements under the prompt corrective action regulations as of December 31, 2000 and 1999.

                                                 December 31,
                                             -------------------
                                               2000        1999
                                             -------     -------
                                            (Dollars in Thousands)
Tier 1 capital:
  Common stockholders' equity,
    excluding unrealized loss on
    available for sale securities            $ 6,365     $ 5,715
  Intangible assets                               --          --
                                             -------     -------
      Total Tier 1 capital                     6,365       5,715
                                             -------     -------
Tier 2 capital:
  Allowance for loan losses - limited to
    1.25% of risk-weighted assets                608         419
                                             -------     -------
      Total Tier 2 capital                       608         419
                                             -------     -------
      Total capital                          $ 6,973     $ 6,134
                                             =======     =======

Risk-weighted assets                         $48,610     $33,503
                                             =======     =======

Adjusted quarterly average assets            $55,716     $47,421
                                             =======     =======

                                              Regulatory    Well-Capitalized    Actual
                                                Minimum          Minimum        Ratio
                                              ----------    ----------------   -------
December 31, 2000:
  Tier 1 capital to risk-weighted assets
    ratio                                         4.00%           6.00%        13.09%
  Total capital to risk-weighted asset ratio      8.00           10.00         14.34
  Leverage ratio                                  4.00            5.00         11.42

December 31, 1999:
  Tier 1 capital to risk-weighted assets
    ratio                                         4.00            6.00         17.06
  Total capital to risk-weighted asset ratio      8.00           10.00         18.31
  Leverage ratio                                  4.00            5.00         12.05

            As of December 31, 2000 and 1999 the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to December 31, 2000 that would change the Bank's capital category.

                   During 2000, the Bank completed a reorganization pursuant to which it became a subsidiary of the Delaware Company and the Delaware Company became a subsidiary of the Holding Company. The reorganization became effective on December 4, 2000. As part of the reorganization, the Holding Company offered shareholders of the Bank a choice to receive shares of Holding Company stock or cash for their shares of Bank stock. Pursuant to the reorganization, the Holding Company issued 369,000 shares of Holding Company stock and paid an aggregate $3,086,250 in cash to former shareholders of the Bank. In connection with the reorganization, the Bank sold its Park Cities Branch to former shareholders of the Bank.

            These transactions have been accounted for in a manner similar to a pooling of interest. Because the formation of the holding companies occurred subsequent to December 31, 1999, the accounts included in the accompanying financial statements as of and for the years ended December 31, 1999 and 1998 are representative of the Bank only.

IMPACT OF INFLATION AND CHANGING PRICES

            The financial statements and notes included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"). Presently GAAP requires the Bank to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Bank is reflected in increased operating costs.

            Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors that are beyond the control of the Bank, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks, and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on the Bank and its results of operations are not predictable.

RECENT ACCOUNTING PRONOUNCEMENTS

            Beginning January 1, 2001 a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This standard is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

            In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this standard to have a material effect on the Holding Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
ENB Bankshares, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of ENB Bankshares, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENB Bankshares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.




Dallas, Texas
January 12, 2001

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                                 Balance Sheets

                           December 31, 2000 and 1999

                (Dollars in Thousands, Except Per Share Amounts)

                                                                               2000         1999
ASSETS

Cash and due from banks                                                      $ 2,507     $  2,217

Federal funds sold                                                             3,425        1,800
                                                                             -------     --------
      Total cash and cash equivalents                                          5,932        4,017

Securities available for sale                                                    369          353

Securities held to maturity                                                      499          498

Loans, net                                                                    45,125       37,260

Bank premises and equipment, net                                               2,396        2,479

Other                                                                            704          708
                                                                             -------     --------

                                                                             $55,025     $ 45,315
                                                                             =======     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                        $ 8,560     $  9,871
  Interest-bearing                                                            39,456       29,632
                                                                             -------     --------
      Total deposits                                                          48,016       39,503

Note payable                                                                   1,650           --
Debentures payable                                                             1,350           --
Other liabilities                                                                643           97
Commitments and contingencies                                                     --           --

Stockholders' equity:
  Common stock, $5 par value; 574,750 and 1,000,000 shares
    authorized at December 31, 2000 and 1999; 369,000 and 574,750
    shares issued and outstanding at December 31, 2000 and 1999                1,845        2,874
  Paid-in capital                                                                814        2,871
  Retained earnings (deficit)                                                    707          (30)
                                                                             -------     --------
      Total stockholders' equity                                               3,366        5,715
                                                                             -------     --------
                                                                             $55,025     $ 45,315
                                                                             =======     ========

                 See accompanying notes to financial statements.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                              Statements of Income

              For the Years Ended December 31, 2000, 1999 and 1998

                (Dollars in Thousands, Except Per Share Amounts)

                                           2000       1999        1998
Interest income:
  Loans, including fees                   $4,699     $3,576     $ 2,936
  Securities                                  58         28          19
  Federal funds sold                         408        291         209
                                          ------     ------     -------
      Total interest income                5,165      3,895       3,164

Interest expense:
  Deposit accounts                         2,097      1,523       1,280
  Other borrowings                            58         --          --
                                          ------     ------     -------
      Total interest expense               2,155      1,523       1,280
                                          ------     ------     -------
Net interest income                        3,010      2,372       1,884

Provision for loan losses                    213         98         180
                                          ------     ------     -------
Net interest income after provision        2,797      2,274       1,704
                                          ------     ------     -------
Noninterest income:
  Service charges on deposit accounts        236        190          95
  Gain on sale of branch facility            534         --          --
  Other                                       45         38          26
                                          ------     ------     -------
      Total noninterest income               815        228         121
                                          ------     ------     -------
Noninterest expense:
  Salaries and employee benefits           1,310        988         815
  Occupancy expense                          235        212         195
  Legal and professional services            244         48          47
  Other                                      673        561         455
                                          ------     ------     -------
      Total noninterest expense            2,462      1,809       1,512
                                          ------     ------     -------
Income before income taxes                 1,150        693         313

Income tax expense (benefit)                 413        164        (164)
                                          ------     ------     -------
Net income                                $  737     $  529     $   477
                                          ======     ======     =======

Earnings per share:
  Basic                                   $ 1.41     $ 0.92     $  0.83
                                          ======     ======     =======

  Diluted                                 $ 1.39     $ 0.92     $  0.83
                                          ======     ======     =======

                 See accompanying notes to financial statements.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                  Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 2000, 1999 and 1998

                             (Dollars in Thousands)

                                                                         Retained
                                      Common Stock          Paid-In      Earnings
                                   Shares       Amount      Capital      (Deficit)     Total
Balance at January 1, 1998        574,750      $ 2,874      $ 2,871      $(1,036)     $ 4,709

Net income                             --           --           --          477          477
                                  -------      -------      -------      -------      -------
Balance at December 31, 1998      574,750        2,874        2,871         (559)       5,186

Net income                             --           --           --          529          529
                                  -------      -------      -------      -------      -------
Balance at December 31, 1999      574,750        2,874        2,871          (30)       5,715

Net income                             --           --           --          737          737

Reorganization pursuant to
  formation of bank holding
  company                        (205,750)      (1,029)      (2,057)          --       (3,086)
                                  -------      -------      -------      -------      -------
Balance at December 31, 2000      369,000      $ 1,845      $   814      $   707      $ 3,366
                                  =======      =======      =======      =======      =======

                 See accompanying notes to financial statements.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                            Statements of Cash Flows

              For the Years Ended December 31, 2000, 1999 and 1998

                             (Dollars in Thousands)

                                                       2000          1999         1998

Cash flows from operating activities:
  Net income                                         $    737      $   529      $    477
  Adjustments to reconcile net loss to net cash
    from operating activities:
      Depreciation and amortization                        91           92            80
      Net accretion of discounts on securities             (1)          --            --
      Provision for loan losses                           213           98           180
      Gain on sale of branch facility                    (534)          --            --
      Net change in other assets                            4          106          (511)
      Net change in other liabilities                     546          (68)           77
                                                     --------      -------      --------
            Net cash from operating activities          1,056          757           303
                                                     --------      -------      --------
Cash flows from investing activities:
  Purchases of securities available for sale              (16)         (97)          (83)
  Purchases of securities held to maturity                 --         (498)           --
  Maturities of securities held to maturity                --           --           500
  Net change in loans                                  (8,078)      (3,640)      (15,236)
  Proceeds (net of cash received for net assets)
    from sale of branch facility                          534           --            --
  Net capital expenditures                                 (8)        (787)         (135)
                                                     --------      -------      --------
          Net cash from investing activities           (7,568)      (5,022)      (14,954)
                                                     --------      -------      --------
Cash flows from financing activities:
  Net change in demand deposits, NOW and
    savings accounts                                   (1,489)       2,472         6,269
  Net change in certificates of deposit                10,002       (2,284)       10,070
  Proceeds from note payable                            1,650           --            --
  Proceeds from debentures payable                      1,350           --            --
  Net payments to selling stockholders                 (3,086)          --            --
                                                     --------      -------      --------
          Net cash from financing activities            8,427          188        16,339
                                                     --------      -------      --------
Net change in cash and cash equivalents                 1,915       (4,077)        1,688

Cash and cash equivalents at beginning of period        4,017        8,094         6,406
                                                     --------      -------      --------

Cash and cash equivalents at end of period           $  5,932      $ 4,017      $  8,094
                                                     ========      =======      ========

                 See accompanying notes to financial statements.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                          Notes to Financial Statements

          As of and for the Years Ended December 31 2000, 1999 and 1998

                (Dollars in Thousands, Except Per Share Amounts)


1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting policies of ENB Bankshares, Inc. and Subsidiaries (collectively referred to as Company) conform to generally accepted accounting principles and practices generally followed within the banking industry. The following are descriptions of the more significant of these policies.

The accompanying consolidated financial statements include the accounts of ENB Bankshares, Inc. (ENB) and its wholly-owned subsidiary, ENB Delaware Bankshares, Inc. (ENB Delaware) and its wholly-owned subsidiary, Eagle National Bank (Bank).

During 2000, ENB Bankshares, Inc. (a Texas Corporation) and ENB Delaware Bankshares, Inc. (a Delaware Corporation) were formed. Effective December 4, 2000, a transaction was consummated whereby certain "selling" directors and other stockholders sold their Bank stock to ENB for $15.00 per share of cash consideration pursuant to the terms of the "Stock Transfer and Branch Sale Agreement". Each remaining stockholder, in accordance with the "Agreement and Plan of Reorganization", not electing a similar cash option of $15.00 per share received one share of ENB stock for each share of Bank stock. Simultaneous with this transaction, certain selling directors and other stockholders who received cash consideration agreed to purchase one of the Bank's branch facilities at a purchase premium of $500,000 plus certain organization expenses and operating losses associated with the branch. Following the consummation of this transaction, the Bank became a wholly-owned subsidiary of ENB Delaware who, in turn, became a wholly-owned subsidiary of ENB. These transactions have been accounted for in a manner similar to a pooling of interest. Because the formation of the holding companies occurred subsequent to December 31, 1999, the accounts included in the accompanying financial statements as of and for the years ended December 31, 1999 and 1998 are representative of Eagle National Bank only.

The Company provides a full range of banking services to individual and corporate customers and is subject to competition from other financial institutions. The Company is subject to the regulations of certain federal agencies and periodic examinations are performed by those regulatory authorities.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and valuation of other real estate owned. In connection with the determination of the allowance for loan losses and valuation of other real estate owned, management normally obtains independent appraisals for significant properties.

A significant portion of the Company's loans are secured by real estate and related assets located in local markets. Accordingly, the ultimate collectibility of this portion of the Company's loan portfolio is susceptible to changes in local market conditions.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest bearing deposits at other banks. All highly liquid investments with an initial maturity of less than ninety days are considered to be cash equivalents.

Securities Available For Sale

Available for sale securities consist of certain equity securities not classified as trading securities nor as held to maturity securities. Available for sale securities are carried at fair value with unrealized gains and losses reported as other comprehensive income.

Gains and losses on the sale of available for sale securities are all recorded on the trade date and are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary, if any, would result in write-downs of the individual securities to their fair value. The related write-downs, if any, would be included in earnings as realized losses.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


Securities Held to Maturity

Bonds and notes for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Fees associated with originating loans are generally deferred and recognized over the life of the related loan. Costs associated with originating loans are generally recognized in income in the period in which the costs are incurred. Under generally accepted accounting principles, such costs are to be deferred and recognized over the life of the loan as an adjustment of the yield. For the periods ended December 31, 2000, 1999 and 1998, management believes that the effect of not deferring such costs, and amortizing them over the life of the related loan does not materially affect the financial position or results of operations of the Company.

The accrual of interest on commercial and real estate loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Other personal loans are typically charged-off no later than 180 days past due. All interest accrued but not charged-off is reversed against interest income. The interest on these loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for known loan losses and risks inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Bank's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


Management estimates the allowance balance required, in part, by review of the loan portfolio to evaluate potential problem loans. Potential problem loans are classified and separately monitored by management. Loans classified as "special mention" are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off.

Loan impairment is reported when full payment under the loan terms is not expected. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when analysis of a borrower's operating results and financial condition indicates the borrower's underlying cash flows are not adequate to meet debt service requirements and it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

In addition to allocations made for specific classified loans, general reserve allocations are made after consideration of such factors as past loan loss experience, general prevailing economic conditions, the nature, composition and volume of the loan portfolio, or other qualitative factors based on management's judgment.

While portions of allowance may be allocated for specific credits, the entire allowance is available for any credit that, in management's judgment, should be charged off.

Bank Premises and Equipment

Land is carried at cost. Bank premises, furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)




Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

Financial Instruments With Off-Balance Sheet Risk

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", as of January 1, 1998. Generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component in the equity section of the balance sheet, changes in such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity.

Reclassification

Certain amounts previously reported have been reclassified to conform to the current format.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)




2.   RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe the pronouncement will have a significant effect on its operations. Adoption of SFAS No. 133 will be required for the Company during the year ended December 31, 2001.

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this standard to have a material effect on the Company's financial statements.

3.   EARNINGS PER SHARE

Earnings per share is computed in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. Basic EPS is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of stock options granted and convertible debentures issued using the treasury stock method, and if converted method, respectively. The dilutive effect of convertible debentures has been calculated as of the issue date of December 4, 2000.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)




Earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                              2000         1999         1998
     Weighted-average shares               523,312      574,750      574,750
     outstanding - Basic
     Effect of stock options                    --        1,980           --
     Effect of convertible debentures       22,500           --           --
                                           -------      -------      -------
     Weighted-average shares
     outstanding - Diluted                 545,812      576,730      574,750
                                           =======      =======      =======

4.   STATEMENTS OF CASH FLOWS

The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits and loans made to customers and principal collections on those loans.

The Company has chosen to report its cash flows by the indirect method. Other supplemental cash flow information is presented below:

                                               2000          1999          1998
     Cash paid for:
       Interest                               $1,982        $1,522        $1,208
                                              ======        ======        ======

       Income taxes                           $   51        $  121        $   --
                                              ======        ======        ======

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)




5.   SECURITIES

Debt and equity securities have been classified in the accompanying balance sheet according to management's holding intent. The amortized cost of securities and their estimated fair values at December 31, 2000 and 1999 are as follows:

                                              Gross        Gross       Estimated
                              Amortized     Unrealized   Unrealized      Fair
                                Cost          Gains        Losses        Value
                                ----          -----        ------        -----
Securities Available for
Sale

December 31, 2000:
  Equity securities             $369          $ --          $ --          $369
                                ====          ====          ====          ====

December 31, 1999:
  Equity securities             $353          $ --          $ --          $353
                                ====          ====          ====          ====

Securities Held to
Maturity

December 31, 2000:
  U.S. government agency
    obligations                 $499          $ --          $ --          $499
                                ====          ====          ====          ====

December 31, 1999:
  U.S. government agency
    obligations                 $498          $ --          $  2          $496
                                ====          ====          ====          ====

There were no sales of securities during 2000, 1999 or 1998. There were no securities pledged at December 31, 2000 or 1999.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)




The amortized cost and estimated fair values of securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are shown separately since they do not have stated maturity dates.

                                     Securities                 Securities
                                 Available for Sale          Held to Maturity

                               Amortized   Estimated      Amortized   Estimated
                                 Cost      Fair Value       Cost      Fair Value
                                 ----      ----------       ----      ----------
Due in one to five years        $ --          $ --          $499         $499

Equity securities                369           369            --           --
                                ----          ----          ----         ----

                                $369          $369          $499         $499
                                ====          ====          ====         ====

6.   LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2000 and 1999, consisted of the following:

                                                         2000             1999
     Commercial                                       $  8,690         $ 11,266
     Real estate                                         8,108            7,981
     Interim construction                               24,867           15,896
     Installment                                         4,333            2,740
                                                      --------         --------
           Gross loans                                  45,998           37,883

     Deferred loan fees                                   (242)            (192)
     Allowance for loan losses                            (631)            (431)
                                                      --------         --------

                                                      $ 45,125         $ 37,260
                                                      ========         ========

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


An analysis of the allowance for loan losses for 2000, 1999 and 1998 is as follows:

                                              2000           1999           1998
     Balance at the beginning of the         $ 431          $ 405          $ 225
     period
     Provision charged to earnings             213             98            180
     Loans charged to the allowance            (19)           (72)            --
     Recoveries on loans previously
     charged-off                                 6             --             --
                                             -----          -----          -----
     Balance at the end of the period        $ 631          $ 431          $ 405
                                             =====          =====          =====

There were no impaired loans that were recognized in conformity with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," during any of the periods presented.

The Company extends consumer and commercial credit primarily to customers in the State of Texas. At December 31, 2000 and 1999, substantially all of the Company's loans were collateralized with real estate, inventory, accounts receivable, equipment, marketable securities, or other assets.

The Company is not committed to lend additional funds to debtors whose loans have been modified.

7.   BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 2000 and 1999, consisted of the following:

                                                          2000            1999
     Land                                               $ 1,434         $ 1,434
     Buildings and improvements                             819             811
     Furniture, fixtures and equipment                      361             370
     Computer software                                       41              41
     Automobiles                                             23              23
                                                        -------         -------
                                                          2,678           2,679
     Accumulated depreciation                              (282)           (200)
                                                        -------         -------
                                                        $ 2,396         $ 2,479
                                                        =======         =======

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


Depreciation expense totaled $91, $92 and $80 in 2000, 1999 and 1998, respectively.

Land and improvements at December 31, 2000 and 1999 includes an investment in undeveloped land acquired for future expansion. The land is carried at cost and is valued at $694.

8.   DEPOSITS

Deposits at December 31, 2000 and 1999 are summarized as follows:

                                                     2000                          1999
                                            ----------------------        ----------------------
                                            Amount         Percent        Amount         Percent
    Noninterest-bearing demand
      deposits                              $ 8,560          17.8%        $ 9,871          25.0%
    Interest-bearing demand deposits          1,369           2.9           1,191           3.0
    Limited-access money market
      accounts                                7,096          14.8           7,448          18.9
    Savings accounts                            241           0.5             245           0.6
    Certificates of deposit:
      Certificates of deposit, less
        than $100,000                        17,041          35.5          12,400          31.4
      Certificates of deposit,
        $100,000 and greater                 13,709          28.5           8,348          21.1
                                            -------         -----         -------         -----
                                            $48,016         100.0%        $39,503         100.0%
                                            =======         =====         =======         =====

The weighted average interest rate on deposits was approximately 4.0% and 3.0% at December 31, 2000 and 1999.

At December 31, 2000, the scheduled maturities of certificates of deposit were as follows:

     Year                                                Amount
     2001                                               $18,796
     2002                                                 6,461
     2003                                                   696
     2004                                                 4,579
     2005                                                    --
     Thereafter                                             218
                                                        -------

                                                        $30,750
                                                        =======

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


9.   NOTE PAYABLE

The note payable in the amount of $1,650 at December 31, 2000 is payable to an unrelated financial institution and has a maturity date of December 2010. The note bears interest at prime (9.50% at December 31, 2000) and requires quarterly principal payments of approximately $41 plus interest. The note is collateralized by substantially all issued and outstanding shares of ENB Delaware Bankshares, Inc. and Eagle National Bank stock.

The following are maturities of the note payable for each of the next five years and thereafter:

     Years Ended December 31                             Amount
               2001                                      $  165
               2002                                         165
               2003                                         165
               2004                                         165
               2005                                         165
               Thereafter                                   825
                                                         ------

                                                         $1,650
                                                         ======

10.  DEBENTURES PAYABLE

Debentures payable in the amount of $1,350 at December 31, 2000 were issued in conjunction with the "Agreement and Plan of Reorganization" and the "Stock Transfer and Branch Sale Agreement" as more fully described in Note 1. The debentures are payable with interest at 9.50% in five equal annual installments beginning on December 31, 2006 and continuing through December 31, 2010. The debentures are convertible, at any time at the option of the debenture owner, until December 31, 2006, into shares of Company stock at $15.00 per share.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)




11.  OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following for 2000, 1999 and 1998:

                                                    2000        1999        1998
     Supplies                                       $ 44        $ 37        $ 41
     Data processing                                 159         106          74
     Advertising                                      81          80          89
     Directors fees                                   71          75          21
     Franchise taxes                                  66          29          12
     Other                                           252         234         218
                                                    ----        ----        ----

           Total other noninterest expense          $673        $561        $455
                                                    ====        ====        ====

12.  INCOME TAXES

Income tax expense (benefit) consisted of the following for 2000, 1999 and 1998:

                                   2000          1999          1998
     Current                      $ 443         $  67         $  --
     Deferred:
       Federal                      (30)          164           (16)
       Valuation allowance           --           (67)         (148)
                                  -----         -----         =====
                                  $ 413         $ 164         $(164)
                                  =====         =====         =====

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liability as of December 31, 2000 and 1999 are as follows:

                                                                2000        1999
     Deferred tax assets:
       Loan loss reserve for book in excess of
         tax                                                    $183        $118
       Preopening expenses deferred for tax
         purposes                                                 39          73
                                                                 ---         ---
           Total deferred tax assets                             222         191

     Deferred tax liability:
       Bank premises and equipment basis for
         book in excess of tax                                    56          45
       Accrual to cash conversion                                 64          79
       Basis for FHLB stock for book in excess
         of tax                                                    5          --
                                                                 ---         ---
           Total deferred tax liabilities                        125         124
                                                                 ---         ---
           Net deferred tax asset                               $ 97        $ 67
                                                                ====        ====

The difference between the financial statement income tax expense (benefit) and amounts computed by applying the statutory federal income tax rate of 34.0% to income before income taxes was as follows:

                                              2000         1999           1998
     Income taxes computed at the
       statutory federal tax rate on
       pre-tax income                        $ 391        $ 236          $ 106

     Tax effect of:
       Change in valuation allowance            --          (67)          (148)
       Other                                    22           (5)          (122)
                                             -----        -----           ----
                                             $ 413        $ 164          $(164)
                                             =====        =====          =====
     Effective tax rate                      35.9 %        23.7%         (52.4)%
                                             ====          ====          =====

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


13.   EMPLOYEE BENEFITS

In 1998, the Company implemented a 401(k) savings plan (Plan) which covers all eligible employees. Under the Plan, the Company matches 50% of voluntary contributions of eligible employees up to 4% of eligible compensation. The Company contributed $27, $24 and $11 to the Plan during 2000, 1999 and 1998.

The Company has a nonqualified stock option plan covering certain executive officers. Under the provisions of the plan, 40,000 shares were allocated for grant. Options granted under the plan vest and become fully exercisable based on a vesting schedule as determined on the date of grant by an oversight committee assigned by the Company's Board of Directors. Under the stock option plan, options are exercisable during the lifetime of the officer, unless otherwise provided by the Board of Directors. The exercise price of the options granted is equal to the estimated fair market value of the stock, as determined by the Board of Directors, on the date of grant. In 1997, Bank granted options to purchase 15,000 shares at an exercise price of $10.00 per share. The options were vested over a five year period. In connection with the formation of the Company, options to purchase 7,500 shares were cancelled in consideration of a payment of $37,500. As of December 31, 2000, there were 7,500 options outstanding, of which 4,500 were exercisable, and 32,500 options available for grant under the plan.

No compensation expense was recorded in 2000, 1999 or 1998 as a result of the stock options. The Company applies Accounting Principles Board (APB) Opinion No. 25 in accounting for its stock option plan. Had compensation cost been determined on the basis of fair value pursuant to SFAS 123, the proforma impact on net income for 2000, 1999 or 1998 would not be materially different.

                     ENB BANKSHARES, INC. AND SUBSIDIARIES
                (Dollars in Thousands, Except Per Share Amounts)


14.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At December 31, 2000 and 1999, the amounts of these financial instruments were as follows:

                                                                              2000              1999
Financial instruments whose contract amounts represent credit risk:
    Commitments to extend credit                                             $14,710          $14,287
    Standby letters of credit                                                     60               10
                                                                             -------          -------
                                                                             $14,770          $14,297
                                                                             =======          =======


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment or income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Although the maximum exposure is the amount of these commitments, at December 31, 2000, management anticipates no material losses from such activities.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


15.      COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in legal actions arising from normal business activities. Management believes that these actions will not materially affect the financial position or results of operations of the Company.


16.      RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has and expects to continue to have transactions including borrowings with its employees, directors and their affiliates. In the opinion of management, such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons. The aggregate amount of such loans was $1,313 and $2,355 at December 31, 2000 and 1999. During 2000, new loans funded totaled $600 and repayments totaled $1,643.


17.     SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company's loans, commitments and standby letters of credit have generally been granted to customers in the Company's market area. Such customers are normally also depositors of the Company. The concentrations of credit by type of loan are set forth in Note 6. Generally these loans are collateralized and are expected to be repaid from cash flow or proceeds from sale of selected assets of the borrowers. Standby letters of credit are granted primarily to commercial borrowers.

At December 31, 2000, the Company had concentrations of credit risk associated with federal funds sold of approximately $3,425 at three nonrelated financial institutions.


18.     REGULATORY MATTERS

Under banking law, there are legal restrictions limiting the amount of dividends Banks can declare. Approval of the regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. At January 1, 2001, subject to regulatory capital requirements and certain other potentially limiting factors, approximately $620 was available for dividend declaration by the Bank to its parent holding company without prior regulatory approval.

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


The Bank is subject to various regulatory capital requirements administered by banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes the Bank met all capital adequacy requirements to which it was subject as of December 31, 2000 and 1999.

As of December 31, 2000 and 1999, the Bank met the level of capital required to be categorized as was "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the table. Management is not aware of any conditions or events subsequent to December 31, 2000 that would change the Bank's capital category.

The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                          For Capital             Prompt Corrective
                                                  Actual               Adequacy Purposes          Action Provisions
                                          Amount           Ratio     Amount          Ratio      Amount           Ratio
December 31, 2000:
  Total capital to risk weighted
assets                                    $6,973           14.34%    $3,889           8.0%      $4,861           10.0%
  Tier I capital to risk weighted
assets                                     6,365           13.09      1,944           4.0        2,917            6.0
  Tier I capital to average assets         6,365           11.42      2,229           4.0        2,786            5.0


December 31, 1999:
  Total capital to risk weighted
assets                                    $6,134           18.31%    $2,680          8.0%       $3,350           10.0%
  Tier I capital to risk weighted
assets                                     5,715           17.06      1,340           4.0        2,010            6.0
  Tier I capital to average assets         5,715           12.05      1,897           4.0        2,371            5.0

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)

19.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value approximates carrying value for financial instruments except those described below:

Securities: Fair values for securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

Loans: The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

Deposits: The fair value of deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities.

Note Payable and Debentures Payable: Rates currently available to the Company with similar terms and remaining maturities are used to estimate the fair values of note and debentures payable.

Off-Balance-Sheet Instruments: The fair values of these items are not materially different and are therefore not included on the following schedule.

The estimated year-end fair values of financial instruments were as follows:

                                                     2000                                 1999
                                          ----------------------------          -----------------------------
                                          Carrying           Estimated          Carrying           Estimated
                                           Value            Fair Value            Value            Fair Value
                                           -----            ----------            -----            ----------
Financial assets:
  Cash and cash equivalents                $5,932             $5,932             $4,017             $4,017
  Securities available for sale               369                369                353                353
  Securities held to maturity                 499                499                498                496
  Loans, net                               45,125             45,294             37,260             37,864
  Accrued interest receivable                 778                778                532                532

Financial liabilities:
  Noninterest-bearing deposits            $(8,560)           $(8,560)           $(9,871)           $(9,871)
  Interest-bearing deposits               (39,456)           (39,327)           (29,632)           (29,247)
  Note payable                             (1,650)            (1,650)                --                 --
  Debentures payable                       (1,350)            (1,350)                --                 --
  Accrued interest payable                   (244)              (244)              (129)              (129)

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


20.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The financial information below summarizes the financial position of ENB Bankshares, Inc. (parent company only) as of December 31, 2000, and the results of its operations and its cash flows for the period May 18, 2000 (the date of formation) through December 31, 2000.

Balance Sheet
                                  (Parent Only)
                                December 31, 2000
                             (Dollars in Thousands)


ASSETS
Cash in subsidiary bank                                               $112
Investment in subsidiaries                                           6,376
Other assets                                                            32
                                                                    ------
      Total assets                                                  $6,520
                                                                    ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Note payable                                                      $1,650
  Debentures payable                                                 1,350
  Accounts payable and accrued expenses                                154
                                                                    ------
                                                                     3,154

Stockholders' equity:
  Common stock                                                       1,845
  Capital surplus                                                      814
  Retained earnings                                                    707
                                                                    ------
      Total stockholders' equity                                     3,366
                                                                    ------
      Total liabilities and stockholders' equity                    $6,520
                                                                    ======

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


Statement of Income
                                  (Parent Only)
              For the Period May 18, 2000 Through December 31, 2000
                             (Dollars in Thousands)


Dividends paid by subsidiary                                            $140
Operating expenses                                                        95
                                                                        ----
      Income before income taxes and equity in
        undistributed earnings of subsidiaries                            45

Income tax benefit                                                        32
                                                                        ----

      Income before equity in undistributed earnings
        of subsidiaries                                                   77

Equity in undistributed earnings of subsidiaries                         660
                                                                        ----
Net income                                                              $737
                                                                        ====

                      ENB BANKSHARES, INC. AND SUBSIDIARIES

                (Dollars in Thousands, Except Per Share Amounts)


Statement of Cash Flows
                                  (Parent Only)
              For the Period May 18, 2000 Through December 31, 2000
                             (Dollars in Thousands)


Operating activities:
  Net income                                                                  $737
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in undistributed earnings of subsidiaries                        (660)
      Increase in other assets                                                 (32)
      Increase in accounts payable and accrued expenses                        154
      Other                                                                     (1)
                                                                            ------
            Net cash provided by operating activities                          198

Financing activities:
  Proceeds from note payable                                                 1,650
  Proceeds from debentures payable                                           1,350
  Net payments to selling stockholders                                      (3,086)
                                                                            ------
            Net cash used in financing activities                              (86)
                                                                            ------
Increase in cash                                                               112

Cash at beginning of year                                                       --
                                                                            ------
Cash at end of year                                                           $112
                                                                            ======

ITEM 8. CHANGES IN AND DISAGREEMENTS IN THE ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the Directors and Executive Officers of the Holding Company. Each of the Directors and Executive Officers of the Holding Company is also an Executive Officer and/or a Director of the Bank.

                              Position with                                                     Principal Occupation
           Name and Age      Holding Company                   Position with Bank              During Past Five Years
           ------------      ---------------                   ------------------              ----------------------
Harold L. Campbell (65)      President and Director            Chairman of the Board            Chairman of the Board of the
                                                                                                Bank (September 1996 to
                                                                                                Present); previously personal
                                                                                                investments (August 1990 to
                                                                                                September 1996)

Bobby Lutz (49)              Director                          Director                         Personal investments (October
                                                                                                1997 to present); previously
                                                                                                Chairman of the Board of GL
                                                                                                Seaman & Co. (January 1985 to
                                                                                                October 1997)

Patrick G. Adams (47)        Vice President, Secretary      President and Director              President of Bank (April 2000
                             and Director                                                             to present); previously Senior
                                                                                                Vice President of First State
                                                                                                Bank of Texas (July 1997 to
                                                                                                April 2000); personal investments
                                                                                                (November 1996 to July 1997);
                                                                                                Executive Vice President of
                                                                                                Bent Tree National Bank
                                                                                                (August 1987 to November
                                                                                                1996)

ITEM 10.  EXECUTIVE COMPENSATION

         The Holding Company does not pay separate compensation to its Executive Officers and Directors. However, the Bank compensates these individuals for their service as Executive Officers and Directors of the Bank.

         The following table provides summary information concerning compensation paid by the Bank for services in all capacities to the Bank for the fiscal years ended December 31, 2000, 1999, and 1998, to the Bank's named executive officers, which at December 31, 2000 consist of

         -        the Bank's Chief Executive Officer, and

         - the four other most highly compensated executive officers of the Bank.

                                     Summary Compensation Table

                                        Annual Compensation                                    Long-Term Compensation
                     --------------------------------------------------------------    -----------------------------------------
                                                                                       Securities
                                                     Other Annual                      Underlying                     All Other
Name and Principal                                   Compensation   Restricted Stock   Options/SARs     LTIP         Compensation
    Position         Year   Salary ($)   Bonus ($)       (1)          Award(s) ($)         (#)        Payouts($)        ($)(3)
    --------         ----   ----------   ---------       ---          ------------         ---        ----------        ------
Patrick Adams(2)     2000     89,958      30,000        1,693            --                 --           --              5,900
   President and     1999         --          --           --            --                 --           --                 --
   Chief Executive   1998         --          --           --            --                 --           --                 --
   Officer

Harold L. Campbell   2000      8,500      30,000        9,800            --                 --           --              8,000
   Chairman of       1999          0           0        8,400            --                 --           --                 --
   the Board         1998          0           0        8,400            --                 --           --                 --

Clyde W. Hensley     2000     97,708      12,500       12,283            --                 --           --              7,900
   Vice Chairman     1999     90,000       2,500       17,431            --                 --           --                 --
   of the Board      1998     90,000       2,500       14,931            --                 --           --                 --

Sue Higgs            2000     58,200      12,500        5,277            --                 --           --                 --
   Senior Vice       1999     58,400       6,400        2,594            --                 --           --                 --
   President         1998     55,800       4,400        1,013            --                 --           --                 --
   and Cashier


------------------
(1) Includes the Bank's contributions to the 401(k) and deferred profit sharing plan and country club membership dues paid on behalf of these officers. In addition, these officers receive the following benefits: medical, dental, life and disability insurance, and other customary benefits available to all of the Bank's employees.

(2) Patrick G. Adams became the President and Chief Executive Officer of the Bank in April 2000. Mr. Adams is paid an annual salary of $127,000. In addition, Mr. Adams receives insurance and other customary benefits available to all of the Bank's employees.

(3)      Represents directors' fees received in 2000.

STOCK OPTION AWARDS

         No stock options were granted to, or exercised by, the Chief Executive Officer or any of the next four most highly compensated officers since January 1, 2000.

         The following table sets forth certain information regarding the bank stock underlying outstanding stock options at December 31, 2000:

          Securities Underlying Unexercised Options At Fiscal Year End

                                 Number of Securities Underlying       Value of Unexercised In-the-Money
                               Unexercised Options at Fiscal Year         Options at Fiscal Year End
                                           End (#)                                ($)(1)
                                           -------                                ------
           Name                 Exercisable        Unexercisable        Exercisable       Unexercisable
           ----                 -----------        -------------        -----------       -------------
Clyde W. Hensley                   4,500               3,000               $22,500            $15,000

---------------
(1) Based upon the $15.00 price set forth in the recently completed reorganization.


COMPENSATION OF DIRECTORS

         During 2000, the Bank paid directors' fees of $500 per meeting attended to Bank directors for attending and participating in board of director's meetings and $100 for committee meetings. In the aggregate, the Bank paid the Board of Directors $71,000 for all services rendered in 2000. The Board of Directors held 12 regular meetings and 22 committee meetings in 2000. All directors attended at least 75% of those meetings.

         During 2000, the Bank's board of directors maintained a Directors Loan Committee, an Audit and Budget Committee and an Executive Committee.

         The Directors Loan Committee is responsible for reviewing loans made by the Bank's officers and approving loans over the individual loan limits of each officer. Directors and former directors Campbell, Hensley, Reid, Yeaman and Youngblood served on this committee during 2000. Directors Adams, Campbell, Hensley, Griffith, Rhoades and Lutz now serve on this committee. This committee met 19 times during 2000. All members attended at least 75% of these meetings.

         The Audit and Budget Committee is responsible for establishing the Bank's annual budget, monitoring compliance with the Bank's policies and ensuring that internal controls are in place. Directors Bailey, Campbell, Griffith, and Rhoades and former director Youngblood served on this committee during 2000. This committee met 2 times during 2000. All members attended at least 75% of these meetings.

         The Executive Committee is responsible for developing the strategic plan and making recommendations to the board regarding strategic decisions. Directors Campbell and Lutz, and former directors Pack and Youngblood served on this committee during 2000. Directors Campbell, Lutz and Adams now serve on this committee. This committee met 2 times during 2000. All members attended at least 75% of these meetings.

STOCK OPTION PLANS

         Stock Option Plan. The Holding Company has reserved 40,000 shares of stock for the grant of nonqualified stock options under the Stock Option Plan. The purposes of the Stock Option Plan are:

         - to attract, retain and compensate, as key employees of the Bank, highly qualified individuals;

         - to more significantly align the interests of the key employees with those of the shareholders by underscoring their common interests;

         - to encourage key employees to have a greater personal financial stake in the Holding Company through the ownership of Holding Company stock; and

         -        to increase the long-term value of the Holding Company stock.

         The Stock Option Plan has the following significant terms:

         - Duration of Plan. The Stock Option Plan will terminate upon the earlier of the Board's adoption of a resolution terminating the Stock Option Plan or 10 years from the date the Stock Option Plan was approved and adopted, which became effective on February 28, 1997.

         - Shares Issuable. The Bank may issue no more than 40,000 shares of Holding Company stock under the plan, and this number may be adjusted from time to time due to stock splits, payments of stock dividends or other changes in the capital structure of the Holding Company. Also, the shares under the plan may be exchanged for the securities of another entity, for example, if a merger or consolidation such as that contemplated by the reorganization occurs.

         - Eligible Participants, Annual Awards. Employees of the Bank are eligible to receive awards under the plan.

         - Purchase Price. The purchase price of Holding Company stock subject to a stock option is determined by the compensation committee of the Holding Company at the time of grant.

         - Term of Stock Options. No stock option is exercisable after 10 years from the date of grant.

         - Vesting Periods. The Holding Company may grant stock options with varying vesting periods.

         - Change in Control Provisions. The Stock Option Plan contains certain change in control provisions that permit the options granted to become exercisable upon the occurrence of a change in control of the Holding Company as described in the plan.

         - Plan Administration. A committee comprised of three directors administers the Stock Option Plan. It is possible for directors participating in such administration to receive awards under the plan if they are employees of the Holding Company. The body established to administer the Stock Option Plan is vested with the authority and discretion to interpret the Stock Option Plan, and to make any rules or regulations pertaining to it. Any interpretations and decisions of the administrative body are final and binding.

         - Death, Retirement or Disability of Employee. In the event that a participant ceases to be an employee of the Bank then options not yet subject to exercise, or the unexercised portions of any option the subject to exercise, shall terminate upon:

                  - immediately upon the date on which employment is terminated for "cause"; or

                  - 3 months after the date on which employment is terminated other than for "cause," death or total disability; or

                  - one year after employment is terminated due to death or total disability.

         - Nontransferability. Except as otherwise provided by the Bank's board of directors, awards made under the Stock Option Plan are nontransferable other than by will or the laws of descent and distribution. During the employee's lifetime, only the employee may exercise his or her stock options granted under the plan, or, in the event of his or her disability or death, a legal representative may exercise the options.

         - Capital Changes. The Stock Option Plan provides that, if the Holding Company, at any time, increases or decreases the number of its outstanding shares of Holding Company stock or changes, in any way, the rights and privileges of such shares through a stock dividend, or through a stock split, reclassification or other recapitalization involving the Holding Company stock, then the Holding Company shall increase, decrease or change, in like manner, the numbers, rights and privileges of shares issuable under the Stock Option Plan.

         - Amendments. The Board of Directors may amend the Stock Option Plan at any time without shareholder approval, provided, however, that amendment of the Stock Option Plan may not materially and adversely affect any right of a participant with respect to shares of Holding Company stock previously issued without the participant's written consent.

As of December 31, 2000, the Holding Company had issued options to key employees to purchase an aggregate of 7,500 shares of Holding Company stock at an exercise price of $10.00 per share. Shares issued under this plan may dilute the ownership interests and voting power of existing shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following persons and entity are known by the Holding Company to own beneficially more than 5 percent of the Holding Company stock as of December 31, 2000.

Name and Address                                       Number of Shares                       Percent of Shares(1)
----------------                                       ----------------                       --------------------
Harold L. Campbell                                        67,867(2)                                  14.79%
5006 Verde Valley
Dallas, Texas  75240

Jarman Family Investments(3)                              49,667(4)                                  10.82%
5344 Blake Drive
Plano, Texas  75093

Bobby Lutz                                                70,467(5)                                  15.35%
17300 Dallas Parkway
Suite 3180
Dallas, Texas  75248

-----------------------------------
(1) The percentage of Holding Company stock indicated is based upon 459,000 shares, which represents 369,000 shares of Holding Company stock outstanding as of December 31, 2000 and 90,000 shares of Holding Company stock to be issued upon the conversion of all of the outstanding debentures into Holding Company stock.
(2) Includes 40,000 shares of stock held by Harold Campbell, 5,000 shares held jointly by Mr. Campbell and his spouse, 5,000 shares held by his spouse's IRA, and 17,867 shares to be issued upon the full conversion of debentures held by Mr. Campbell.
(3) Jarman Family Investments is a Texas limited partnership of which Judy Jarman is the sole general partner.
(4) Includes 40,000 shares held by Jarman Family Investments and 9,667 shares to be issued upon the full conversion of debentures held by Jarman Family Investment.
(5) Includes 55,000 shares held by Bobby Lutz and 15,467 shares to be issued upon the full conversion of debentures held by Mr. Lutz on December 31, 2000. Subsequent to December 31, 2000, Mr. Lutz transferred all of his debentures and only owns 55,000 shares.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table provides certain information with respect to the Holding Company stock beneficially owned by each Executive Officer and Director of the Holding Company and all of the Executive Officers and Directors as a group:


                                                      Amount and Nature of
   Name                                               Beneficial Ownership                   Percent of Class(1)
   ----                                               --------------------                   -------------------
Patrick G. Adams                                           10,933(2)                                2.39%
Harold L. Campbell                                         67,867(3)                               14.79%
Bobby Lutz                                                 70,467(4)                               15.35%

-------------------------------

(1) The percentage of Holding Company stock indicated is based upon 459,000 shares, which represents 369,000 shares of Holding Company stock outstanding as of December 31, 2000 and 90,000 shares of Holding Company stock to be issued upon the conversion of all of the outstanding debentures into Holding Company stock.

(2) Includes 200 shares held by Patrick Adams and 10,733 shares to be issued upon the full conversion of debentures held by Mr. Adams

(3) Includes 40,000 shares of stock held by Harold Campbell, 5,000 shares held jointly by Mr. Campbell and his spouse, 5,000 shares held by his spouse's IRA, and 17,867 shares to be issued upon the full conversion of debentures held by Mr. Campbell.

(4) Includes 55,000 shares held by Bobby Lutz and 15,467 shares to be issued upon the full conversion of debentures held by Mr. Lutz on December 31, 2000. Subsequent to December 31, 2000, Mr. Lutz transferred all of his debentures and only owns 55,000 shares.


ITEM 12.  CERTAIN RELATIONS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Holding Company has not entered into and does not intend to enter into any material transactions with any director or executive officer of the Holding Company or Bank or their associates.

         Some of the Bank's directors and officers and the companies with which they are associated had banking transactions with the Bank in the ordinary course of its business during 2000, and the Bank expects to continue such banking transactions in the future.

         Total loans outstanding from the Bank at December 31, 2000, to the Bank's officers and directors as a group, members of their immediate families and companies in which they had an ownership interest of 10% or more, amounted to $1,289,000, or approximately 20.25% of the total equity capital of the Bank. The Bank made these loans in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and they did not involve more than the normal risk of collection or present other unfavorable features.

         The largest total amount of indebtedness outstanding during 2000 to the above described group was approximately $2,735,000. The aggregate amount of indebtedness outstanding as of the latest practicable date, December 31, 2000, to the above group was approximately $1,289,000.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS.

         No.                                Description
         ---                                -----------
         3.1               Articles of Incorporation of ENB Bankshares, Inc.
         3.2               Bylaws of ENB Bankshares, Inc.
         4.1               Form of Debenture Agreement
         4.2               Credit Agreement dated as of December 4, 2000 between ENB Bankshares, Inc. and Wells Fargo Bank
         21.1              Subsidiaries of ENB Bankshares, Inc.
         23.2              Consent of Fisk & Robinson, P.C.

(b)      Current Reports on Form 8-K

                  None


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereinto duly authorized.

                                           ENB BANKSHARES, INC.


                                           By:  /s/ Harold L. Campbell
                                               -------------------------------
                                                Harold L. Campbell, President

Date March 26, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated.

   Signature                                                  Title                     Date
   ---------                                                  -----                     ----
/s/ Harold L. Campbell                               President, Chief Executive         March 26, 2001
------------------------------                       Officer and Director
Harold L. Campbell

/s/ Patrick G. Adams                                 Vice President, Chief              March 26, 2001
------------------------------                       Financial Officer, Corporate
Patrick G. Adams                                     Secretary, and Director


/s/ Bobby Lutz                                       Director                           March 26, 2001
------------------------------
Bobby Lutz

                                        INDEX TO EXHIBITS


     Exhibit No.                             Description
     -----------                             -----------
         3.1               Articles of Incorporation of ENB Bankshares, Inc.
         3.2               Bylaws of ENB Bankshares, Inc.
         4.1               Form of Debenture Agreement
         4.2               Credit Agreement dated as of December 4, 2000 between ENB
                           Bankshares, Inc. and Wells Fargo Bank
         21.1              Subsidiaries of ENB Bankshares, Inc.
         23.2              Consent of Fisk & Robinson, P.C.